Form 10-Q
period 2024-03-31
Metagenomi, Inc.
filed 2024-05-14
CIK 1785279

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41949

Metagenomi, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3909017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5959 Horton Street, 7th Floor Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 871-4880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MGX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2024, the registrant had 37,464,201 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our programs and product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Trademarks and Service Marks

This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Market, Industry and Other Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations about our product candidates, market position, market opportunity, market size, competitive position and the incidence of certain medical conditions, is based on or derived from publicly available information released by industry analysts and third-party sources, independent market research, industry and general publications and surveys, governmental agencies, our internal research and our industry experience. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge and industry publications, the latter of which may be based on small sample sizes and fail to accurately reflect such information, and you are cautioned not to give undue weight to such estimates. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. Industry publications and third-party research often indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and such information is inherently imprecise. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by independent third parties and by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$102,558	$140,603
Available-for-sale marketable securities	224,847	130,579
Accounts receivable	2,082	2,451
Prepaid expenses and other current assets	6,156	4,640
Total current assets	335,643	278,273
Property and equipment, net	20,960	21,542
Long-term investments	10,676	10,676
Operating lease right-of-use assets	42,497	43,611
Other assets	379	5,492
Restricted cash	5,248	5,248
Total assets	$415,403	$364,842
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,843	$1,791
Income tax payable	3,266	3,266
Accrued expenses and other current liabilities	7,079	11,472
Current portion of operating lease liabilities	4,382	3,427
Collaboration advance	837	837
Deferred revenue	48,294	48,068
Total current liabilities	70,701	68,861
Non-current portion of operating lease liabilities	43,680	44,802
Deferred revenue, non-current	20,310	30,926
Other non-current liabilities	5,079	5,079
Total liabilities	139,770	149,668
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: zero shares authorized, issued and outstanding as of March 31, 2024; 41,813,375 shares authorized, issued and outstanding as of December 31, 2023; liquidation preference of $352,044 as of December 31, 2023	—	350,758
Stockholders equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares and zero shares authorized as of March 31, 2024 and December 31, 2023, respectively; zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares and 66,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 37,468,078 and 3,404,585 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	—
Additional paid-in-capital	445,999	9,457
Accumulated other comprehensive loss	(278)	(97)
Accumulated deficit	(170,092)	(144,944)
Total stockholders’ equity (deficit)	275,633	(135,584)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$415,403	$364,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$11,159	$8,657
Operating expenses:
Research and development	31,439	20,130
General and administrative	8,752	6,465
Total operating expenses	40,191	26,595
Loss from operations	(29,032)	(17,938)
Other income (expense):
Interest income	3,934	4,003
Other expense, net	(50)	(1)
Total other income, net	3,884	4,002
Net loss before provision for income taxes	(25,148)	(13,936)
Provision for income taxes	—	(2,197)
Net loss	$(25,148)	$(16,133)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	(181)	21
Comprehensive loss	$(25,329)	$(16,112)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(4.74)
Weighted average common shares outstanding, basic and diluted	21,137,868	3,404,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	$—	37,468,078	$4	$445,999	$(278)	$(170,092)	$275,633

BALANCE—December 31, 2022	41,478,621	$346,103	3,404,585	$—	$2,535	$(274)	$(76,689)	$(74,428)
Issuance of Series B-1 redeemable convertible preferred stock	334,754	4,655	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—
Forfeiture of unvested common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	529	—	—	529
Other comprehensive income	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(16,133)	(16,133)
BALANCE—March 31, 2023	41,813,375	$350,758	3,404,585	$—	$3,064	$(253)	$(92,822)	$(90,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(25,148)	$(16,133)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,057	529
Depreciation	1,273	841
Loss on fixed assets write-off	4	—
Non-cash lease expense	1,126	983
Amortization of premiums and discounts on available-for-sale marketable securities	(1,221)	(2,155)
Amortization of non-cash collaboration revenue	(30)	(78)
Changes in operating assets and liabilities:
Accounts receivable	369	—
Contract assets	—	1,274
Prepaid expenses and other assets	(938)	(97)
Accounts payable	3,159	1,205
Income tax payable	—	1,937
Deferred revenue and collaboration advance	(10,360)	(7,790)
Accrued expenses and other current liabilities	(2,962)	(1,304)
Operating lease liabilities	(179)	(467)
Other non-current liabilities	—	260
Net cash used in operating activities	(29,850)	(20,995)
Cash flows from investing activities
Purchases of property and equipment	(915)	(2,668)
Purchases of available-for-sale marketable securities	(174,663)	(119,198)
Maturities of available-for-sale marketable securities	80,846	49,798
Net cash used in investing activities	(94,732)	(72,068)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	86,537	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	4,295
Net cash provided by financing activities	86,537	4,295
Net decrease in cash, cash equivalents and restricted cash	(38,045)	(88,768)
Cash, cash equivalents and restricted cash at beginning of period	145,851	190,514
Cash, cash equivalents and restricted cash at end of period	$107,806	$101,746
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	350,758	—
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	9,457	—
Initial public offering costs included in accounts payable, accrued liabilities and other current liabilities	2,524	—
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	3,283
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	418	1,425
Operating lease right-of-use assets obtained in exchange for new lease liabilities	—	30,608
Remeasurement of operating right-of use asset and lease liability	12	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$102,558	$95,673
Restricted cash	5,248	6,073
Cash, cash equivalents and restricted cash at end of period	$107,806	$101,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business, Organization and Liquidity

Organization and business

Metagenomi, Inc. (“Metagenomi” or the “Company”) is a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox.

Formation and group reorganizations

Metagenomi.co was incorporated in September 2016 in the State of Delaware and is headquartered in Emeryville, California. In September 2018, Metagenomi.co formed a subsidiary, Metagenomi Technologies, LLC (“Metagenomi LLC”) as its sole member. In November 2018, the two companies completed a reorganization where Metagenomi LLC became the parent of Metagenomi.co. The reorganization was a transaction of entities under common control and did not change the group. In December 2018, Metagenomi LLC formed another wholly owned subsidiary, Metagenomi IP Technologies, LLC. Metagenomi IP Technologies, LLC did not have any operations except for the initial transfer of IP from Metagenomi.co and an ongoing license of its technology to Metagenomi.co. Key activities of Metagenomi LLC were raising capital to support operations of Metagenomi.co. In April 2020, Metagenomi.co changed its name to Metagenomi, Inc. In December 2021, the group completed another tax-free reorganization, whereby Metagenomi IP Technologies, LLC merged with and into Metagenomi, Inc.

Reorganization and Reverse Stock Split

On January 24, 2024, the Company completed a series of transactions pursuant to which Metagenomi LLC merged with and into Metagenomi, Inc., with Metagenomi, Inc. continuing as the surviving corporation (the “Reorganization”). In connection with the Reorganization, (i) all of the outstanding common unitholders received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding preferred unitholders received shares of redeemable convertible preferred stock of Metagenomi, Inc. with the same rights and privileges and (iii) certain holders of profits interest units received shares of common stock and unvested restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Amended and Restated Limited Liability Company Agreement dated December 20, 2022, as amended on July 31, 2023 (the “LLC Agreement”) in effect immediately prior to the Reorganization. In connection with the Reorganization, by operation of law, Metagenomi, Inc. acquired all assets of Metagenomi LLC, and assumed all of its liabilities and obligations. The Reorganization is expected to be a non-taxable transaction to Metagenomi, Inc. for U.S. income tax purposes.

On January 26, 2024, following the Reorganization, Metagenomi, Inc. effected a reverse stock split of the shares of common stock at a ratio of 1-for-1.74692 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. The Reorganization and the Reverse Stock Split was accounted for as a reorganization of entities under common control. Accordingly, all redeemable convertible preferred stock, common stock, additional paid-in-capital and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reorganization and Reverse Stock Split.

In connection with the Reorganization and also effecting the reverse stock split:

•
holders of Metagenomi LLC’s outstanding Series A-1 redeemable convertible preferred units (“Series A-1 preferred units”) received one share of Series A-1 redeemable convertible preferred stock (“Series A-1 preferred stock”) of Metagenomi, Inc. for each Series A-1 preferred unit, with an aggregate of 7,501,002 shares of Series A-1 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series A-1 preferred stock shall become convertible into an aggregate of 4,293,867 shares of common stock;
•
holders of Metagenomi LLC’s outstanding Series A-2 redeemable convertible preferred units (“Series A-2 preferred units”) received one share of Series A-2 redeemable convertible preferred stock (“Series A-2 preferred stock”) of Metagenomi, Inc. for each Series A-2 preferred unit, with an aggregate of 774,473 shares of Series A-2 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series A-2 preferred stock shall become convertible into an aggregate of 443,338 shares of common stock;
•
holders of Metagenomi LLC’s outstanding Series A-3 redeemable convertible preferred units (“Series A-3 preferred units”) received one share of Series A-3 redeemable convertible preferred stock (“Series A-3 preferred stock”) of Metagenomi, Inc. for each Series A-3 preferred unit, with an aggregate of 1,513,860 shares of Series A-3 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series A-3 preferred stock shall become convertible into an aggregate of 866,589 shares of common stock;

•
holders of Metagenomi LLC’s outstanding Series A-4 redeemable convertible preferred units (“Series A-4 preferred units”) received one share of Series A-4 redeemable convertible preferred stock (“Series A-4 preferred stock”) of Metagenomi, Inc. for each Series A-4 preferred unit, with an aggregate of 8,280,360 shares of Series A-4 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series A-4 preferred stock shall become convertible into an aggregate of 4,740,000 shares of common stock;
•
holders of Metagenomi LLC’s outstanding Series A-5 redeemable convertible preferred units (“Series A-5 preferred units”) received one share of Series A-5 redeemable convertible preferred stock (“Series A-5 preferred stock”) of Metagenomi, Inc. for each Series A-5 preferred unit, with an aggregate of 1,580,937 shares of Series A-5 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series A-5 preferred stock shall become convertible into an aggregate of 904,990 shares of common stock;
•
holders of Metagenomi LLC’s outstanding Series B redeemable convertible preferred units (“Series B preferred units”) received one share of Series B redeemable convertible preferred stock (“Series B preferred stock”) of Metagenomi, Inc. for each Series B preferred unit, with an aggregate of 15,054,263 shares of Series B preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series B preferred stock shall become convertible into an aggregate of 8,617,649 shares of common stock;
•
holders of Metagenomi LLC’s outstanding Series B-1 redeemable convertible preferred units (“Series B-1 preferred units”) received one share of Series B-1 redeemable convertible preferred stock (“Series B-1 preferred stock”) of Metagenomi, Inc. for each Series B-1 preferred unit, with an aggregate of 7,108,480 shares of Series B-1 preferred stock outstanding, and after giving effect to the reverse stock split, such shares of Series B-1 preferred stock shall become convertible into an aggregate of 4,069,161 shares of common stock;
•
holders of Metagenomi LLC’s outstanding common units received one share of common stock of Metagenomi, Inc. for each common unit, with an aggregate of 3,404,585 shares of common stock outstanding, after giving effect to the reverse stock split; and
•
holders of Metagenomi LLC’s outstanding profits interests received 0 - 0.997816 shares of common stock in accordance with the Metagenomi LLC operating agreement for each profits interest, with an aggregate of 3,884,740 shares of common stock outstanding (which includes 1,036,833 shares of unvested restricted common stock), after giving effect to the reverse stock split. Vesting terms of outstanding profits interests did not change.

Initial Public Offering

On February 8, 2024, Metagenomi, Inc.’s Form S-1 Registration Statement for its initial public offering (the “IPO”) was declared effective and the common stock of Metagenomi, Inc. began trading on the Nasdaq Global Select Market under the symbol “MGX.” On February 13, 2024, the closing date of IPO, the Company issued 6,250,000 shares of common stock at a price to the public of $15.00 per share. In connection with the closing of the IPO, the Company received gross proceeds of approximately $93.8 million and net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million.

Immediately prior to the IPO closing, each share of Metagenomi, Inc.’s redeemable convertible preferred stock then outstanding converted into shares of common stock at a conversion ratio of 1.74692, based on the formula set forth in Metagenomi, Inc.’s amended and restated certificate of incorporation in effect immediately prior to the closing of the IPO and giving effect to the reverse stock split. In connection with the closing of the IPO, Metagenomi, Inc. increased the authorized number of shares of common stock to 500,000,000 shares, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Liquidity and going concern

The Company has incurred significant losses from operations since its inception. As of March 31, 2024, the Company had an accumulated deficit of $170.1 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of March 31, 2024 of $327.4 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the three months ended March 31, 2024.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchanges Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, the Company’s significant accounting policies have not changed materially from December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements include the accounts of Metagenomi, Inc. and the accounts of Metagenomi LLC, retroactively adjusted for the Reorganization and Reverse Stock Split (see Note 1). All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to revenue recognition under its collaboration agreements, the fair value of its common stock, stock-based compensation expense, accruals for research and development expenses, the fair value of long-term investments, the valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

3.
Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. The accounting guidance establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The Company’s financial instruments measured at fair value on a recurring basis consist of Level 1, Level 2, and Level 3 financial instruments. Usually, marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. Government bonds, corporate debt obligations, commercial paper, government agency obligations and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company’s investments in preferred stock and common stock of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) are Level 3 financial assets.

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$90,752	$90,752	$—	$—
U.S. treasury bills	46,613	—	46,613	—
U.S. government bonds	49,459	—	49,459	—
Government agency obligations	61,272	—	61,272	—
Corporate debt obligations	18,236	—	18,236	—
Commercial paper	48,547	—	48,547	—
Asset-backed securities	8,278	—	8,278	—
Foreign debt securities	2,424	—	2,424	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$334,102	$90,752	$234,829	$8,521

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$137,216	$137,216	$—	$—
U.S. Treasury bills	9,831	—	9,831	—
U.S. Government bonds	2,989	—	2,989	—
Government agency obligations	46,409	—	46,409	—
Corporate debt obligations	10,973	—	10,973	—
Commercial paper	54,727	—	54,727	—
Asset-backed securities	2,171	—	2,171	—
Foreign debt securities	3,479	—	3,479	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$276,316	$137,216	$130,579	$8,521

In addition, restricted cash of $5.2 million as of March 31, 2024 and December 31, 2023, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company accounts for its investments in preferred stock and common stock of Affini-T by applying an option-pricing model backsolve method for inferring the total equity value implied by a recent Series A preferred stock financing round of Affini-T. Key assumptions used in the valuation model as of March 31, 2024 and December 31, 2023 included an expected holding period of two years, a risk free interest rate of 4.87%, a dividend yield of 0.0% and an estimated volatility of 83.0%. Estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to Affini-T. There were no changes in the fair value of the Company’s investment in Affini-T during the three months ended March 31, 2024 and 2023.

4.
Available-For-Sale Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	March 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$90,752	$—	$—	$90,752
U.S. treasury bills	46,613	1	(1)	46,613
U.S. government bonds	49,509	12	(62)	49,459
Government agency obligations	61,372	1	(101)	61,272
Corporate debt obligations	18,250	1	(15)	18,236
Commercial paper	48,639	—	(92)	48,547
Asset-backed securities	8,293	—	(15)	8,278
Foreign debt securities	2,431	—	(7)	2,424
Total	325,859	15	(293)	325,581
Less: amounts classified as cash equivalents	(100,734)	—	—	(100,734)
Total available-for-sale marketable securities	$225,125	$15	$(293)	$224,847

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$137,216	$—	$—	$137,216
U.S. treasury bills	9,826	5	—	9,831
U.S. government bonds	3,005	—	(16)	2,989
Government agency obligations	46,446	4	(41)	46,409
Corporate debt obligations	11,014	—	(41)	10,973
Commercial paper	54,724	4	(1)	54,727
Asset-backed securities	2,177	—	(6)	2,171
Foreign debt securities	3,484	—	(5)	3,479
Total	267,892	13	(110)	267,795
Less: amounts classified as cash equivalents	(137,216)	—	—	(137,216)
Total available-for-sale marketable securities	$130,676	$13	$(110)	$130,579

As of March 31, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 was $1.3 million and $1.0 million, respectively. The company has not written off any accrued interest receivable during the three months ended March 31, 2024 and 2023.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$176,387	$176,134	$129,823	$129,728
Maturing in one to five years	48,738	48,713	853	851
Total available-for-sale marketable securities	$225,125	$224,847	$130,676	$130,579

5.
Long-Term Investments

Affini-T investment

As of March 31, 2024 and December 31, 2023, the Company had investments in shares of preferred stock and common stock of Affini-T consisting of 527,035 shares of Series A convertible preferred stock and 719,920 shares of common stock. The Company performed a VIE analysis and concluded that it was not a primary beneficiary of Affini-T as of March 31, 2024 and December 31, 2023. The Company is using the fair value method to account for its investments in Affini-T with changes in fair value recorded to other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 7 for further discussion of the Development, Option and License Agreement with Affini-T to perform research and development activities.

The Company accounts for its investments in Affini-T at fair value using an option-pricing valuation model and recent financing transactions at Affini-T (see Note 3). The estimated fair value of its investments in Affini-T was $8.5 million as of March 31, 2024 and December 31, 2023. The Company recognized no change in fair value during the three months ended March 31, 2024 and 2023. No impairment loss was recognized on the Company’s investment in Affini-T as of March 31, 2024 or December 31, 2023.

ViTToria investment

As of March 31, 2024 and December 31, 2023, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of March 31, 2024 and December 31, 2023, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued personnel related expenses	$3,523	$7,263
Accrued legal and professional services	2,436	2,627
Accrued research and development expenses	740	856
Accrued purchases of property and equipment	163	445
Other accrued liabilities	217	281
Total accrued expenses and other current liabilities	$7,079	$11,472

7.
Significant Agreements

Moderna strategic collaboration and license agreement

Terms of the agreement

On October 29, 2021, the Company entered into a Strategic Collaboration and License Agreement with ModernaTX, Inc. (“Moderna”) (the “Moderna Agreement”). On April 26, 2024, the Company and Moderna mutually terminated the Moderna Agreement (the “Termination”). Refer to Note 12 for a detailed discussion of the termination of the Moderna Agreement. Prior to the Termination, the parties collaborated on the research and development of in-vivo genome editing therapies directed at certain targets and the commercialization of such genome editing therapies. The collaboration provided Moderna with exclusive access to the Company’s technology platform during the research period in (1) the field of in vivo gene editing technology for a therapeutic, ameliorative or prophylactic application by way of knock-out through InDel formation or base editing or insertion of an exogenous DNA template (such field, “DT Field”) and (2) the field of in vivo gene editing technology for a therapeutic, ameliorative or prophylactic application outside the use of (a) DNA donor templates and (b) no exogenous template at all but including (c) correction by base editing (such field, “RT Field”). The use of RNA-mediated integration systems (“RIGS”) with messenger RNA (“mRNA”) and base editing correction with mRNA was within the RT Field exclusive to Moderna within the term. The parties formed a joint steering committee, a joint research subcommittee and a joint patent subcommittee to oversee the collaboration activities.

Under the terms of the Moderna Agreement, the parties agreed to collaborate on one or more programs in the RT Field (the “Moderna RT program”) and two programs in the DT Field (the “Moderna DT program” and the “DT Co-Co program”).

With respect to the Moderna RT program and Moderna DT program, the parties agreed to collaborate on the research and development of product candidates under the approved research plans. The initial research term of the Moderna RT program was four years, which could have been extended by Moderna for an additional three years upon written notice and a payment of extension fees. The initial research term of the Moderna DT program was four years. The Company granted Moderna an option to obtain an exclusive license to develop, manufacture and commercialize up to ten Moderna RT program candidates and up to two Moderna DT program candidates at any time during the research term and prior to filing of an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”) or any similar application filed with a regulatory authority in a country other than the United States (“U.S.”), subject to Moderna’s payment of an option exercise fee of $10.0 million per target.

With respect to the DT Co-Co program, the parties agreed to work together on the co-development and commercialization of products and shared costs and profits equally. The Company maintained commercialization rights in the U.S. (subject to Moderna’s right to appoint up to 50% of the U.S. sales force for the DT Co-Co program), while Moderna maintained these rights in countries other than the U.S. The initial research term for the DT Co-Co program was four years, and each party had a right to opt-out of the DT Co-Co program at any time, at which point the other party had the right to solely continue the development and commercialization activities. If there was no development candidate nomination by the end of the initial research term, the DT Co-Co program would have expired, unless the parties had mutually agreed to continue the program.

During the year ended December 31, 2021, the Company received a non-refundable upfront payment of $40.0 million and a $5.0 million payment for the first year of research costs. Concurrent with the Moderna Agreement, Moderna also provided $30.0 million in cash in the form of a convertible promissory note pursuant to a convertible promissory note agreement dated October 29, 2021 (the “Moderna Convertible Promissory Note Agreement”). The convertible promissory note was converted into shares of Series B redeemable convertible preferred units in January 2022. Moderna reimbursed the Company up to $5.0 million in annual research and development costs related to the Moderna RT program and Moderna DT program, or up to the agreed amount of expenses per the budget. As of March 31, 2024, the Company has received a total of $56.6 million under the Moderna Agreement, not including cost-sharing payments under the DT Co-Co program.

For the Moderna RT program and Moderna DT program, the Company was eligible to receive (i) technology milestone fees related to the achievement of certain preclinical research objectives, of up to $75.0 million, (ii) development and regulatory milestones of up to $100.0 million per target, (iii) sales milestones of up to $200.0 million per target and (iv) royalties ranging from a mid-single digit to a low-teens percentage of annual net sales of a licensed product. Any profits and losses from the co-development and commercialization of the DT Co-Co program were shared equally between the Company and Moderna. With respect to the DT Co-Co program for which the opt-out party had exercised its opt-out right, the continuing party would have paid to the opt-out party, certain development, regulatory and sales milestone payments that would not have exceeded an aggregate $239.0 million per DT Co-Co target, and opt-out royalties ranging from a high-single digit to a low-teens percentage of annual net sales of a licensed product.

Accounting analysis and revenue recognition

The Company concluded that the Moderna RT program and Moderna DT program are in the scope of ASC 606. The Company determined that the licenses granted to Moderna, and its participation in the joint steering committee are not capable of being distinct from the preclinical research and development services and therefore concluded that there are two performance obligations: (1) the Moderna RT program and (2) the Moderna DT program. The Company also concluded that the option to obtain an exclusive license and options to extend the Moderna RT program term do not include significant incremental discounts, and as such, the options do not provide material rights.

The Company concluded that the DT Co-Co program research activities are within the scope of ASC 808, as the Company and Moderna were both active participants in the research, development and commercialization activities, were exposed to significant risks and rewards that were dependent on the success of the DT Co-Co program activities and share costs and profits equally. The Company determined that the guidance in ASC 730, Research and Development, was appropriate to apply to the DT Co-Co program research activities by analogy, based on the nature of the cost sharing provisions of the agreement. The Company concluded that DT Co-Co program is one unit of accounting, as the co-exclusive license is not distinct from the research and development and the participation in joint steering committee activities. The Company recognized payments to or from Moderna related to the DT Co-Co program cost sharing research activities as an increase to or reduction of research and development expenses, respectively.

The Company concluded that the Moderna Agreement and the Moderna Convertible Promissory Note Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company estimated the contract consideration to be $90.0 million, which consisted of: 1) the non-refundable upfront collaboration payment of $40.0 million received in 2021, 2) $30.0 million in cash received in 2021 in exchange for the convertible promissory note and 3) the estimated cost reimbursements for the Moderna RT program and Moderna DT program of $20.0 million. The Company constrained future milestones, as it assessed that it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. During the year ended December 31, 2021, the Company recorded $30.0 million of the contract consideration for the convertible promissory note based on the fair value and allocated the transaction price of $60.0 million to each of the following programs on a relative standalone selling price basis: 1) $49.5 million to the Moderna RT program, 2) $5.5 million to the Moderna DT program and 3) $5.0 million to the DT Co-Co program.

The variable consideration is reevaluated at each reporting period and as changes in circumstances occur. The Company recognized revenue for each of the Moderna RT program and Moderna DT program as collaboration revenue based on the measure of progress using an estimated cost-based input method each reporting period. The Company also amortized the allocation consideration for the DT Co-Co program of $5.0 million as a credit to research and development expenses during the discovery and lead optimization phases for the DT Co-Co program.

The Company recognized collaboration revenue of $2.8 million and $4.3 million in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively, which was included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company recorded no accounts receivable on the condensed consolidated balance sheets as of March 31, 2024 and $0.5 million as of December 31, 2023, related to services performed. As of March 31, 2024 and December 31, 2023, deferred revenue related to the Moderna Agreement was $15.9 million and $18.7 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligations was approximately $20.9 million as of March 31, 2024. Due to the Termination of the Moderna Agreement, the Company expects to recognize $15.9 million of the remaining performance obligation as revenue in the second quarter of 2024 and the final $5.0 million payment to be forfeited.

The Company recognized $0.1 million and $0.3 million in credits to research and development expenses related to cost sharing allocation and amortization of the collaboration advance during the three months ended March 31, 2023, respectively. The Company recognized no credits within research and development expenses during the three months ended March 31, 2024. As of both March 31, 2024 and December 31, 2023, the collaboration advance balance was $0.7 million and the cost-sharing payable balance was $0.1 million, which were presented as a collaboration advance on the Company’s condensed consolidated balance sheets.

Affini-T development, option and license agreement

Terms of the agreement

On June 14, 2022, the Company entered into a Development, Option and License Agreement with Affini-T (the “Affini-T Agreement”). Pursuant to the Affini-T Agreement, the parties have agreed to identify, develop or optimize certain reagents using the Company’s proprietary technology for Affini-T to use such reagents to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide. A joint steering committee was established by both parties to assign alliance managers and project leaders to oversee the collaboration activities.

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

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of March 31, 2024, the Company has received a total of $4.4 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) 933,650 shares of Affini-T’s common stock upon the achievement of a regulatory milestone, which is the earlier of a submission of a drug master file to the FDA or an acceptance of an IND filing for a licensed product by the FDA, (ii) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (iii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iv) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and are constrained to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. As of March 31, 2024 and December 31, 2023, additional equity consideration and future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $0.3 million and $0.7 million in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. As of March 31, 2024 and December 31, 2023, the Company recorded $2.1 million and $2.0 million in accounts receivable on the condensed consolidated balance sheet, respectively, related to services performed. There was no contract asset related to services performed as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, deferred revenue related to the Affini-T Agreement was $0.2 million and $0.2 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $1.5 million as of March 31, 2024, which the Company expects to recognize as revenue over the next four-to-five years.

Ionis collaboration and license agreement

Terms of the agreement

On November 10, 2022 the Company entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) (the “Ionis Agreement”) to collaborate on drug discovery and exploratory research activities to advance new medicines using gene editing strategies, with the goal of discovering novel medicines. Pursuant to the terms of the Ionis Agreement, the Company granted Ionis and its affiliates a worldwide exclusive, royalty-bearing license, with the right to grant sublicenses, to use all licensed systems and licensed products in the field of in vivo gene editing for all therapeutic, prophylactic, palliative, and analgesic uses in humans. In connection with the Ionis Agreement, the Company also has the right to exercise an exclusive option to co-develop and co-commercialize certain products under a drug discovery program. A joint steering committee was established by both parties to coordinate, oversee and monitor the research and drug discovery activities under the Ionis Agreement.

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

The Company has the exclusive option to co-develop and co-commercialize the licensed products under a drug discovery program (the “Co-Co Option”) with Ionis. The Co-Co Option may be exercised for (a) the initial Wave 1 target (“Target 1”), (b) no more than one of the other three discovery programs for the Wave 1 targets, and (c) no more than two drug discovery programs for the Wave 2 targets that become collaboration targets. If the Company exercises the Co-Co Option for a particular drug discovery program, that drug discovery program will automatically be deemed a “Co-Co Program”, all corresponding licensed products be deemed “Co-Co Products,” the Company will be obligated to pay Ionis an option exercise fee, and the parties will enter into a separate co-development and co-commercialization agreement. The Co-Co Option exercise fee will equal 50% of Ionis’ internal costs and out-of-pocket costs incurred in the conduct of the drug discovery activities prior to the exercise of the Co-Co Option and be reduced by 50% of the Company’s corresponding costs incurred. Future development and commercialization costs will be shared equally. The Company may elect to reduce its cost-share percentage anywhere between 50% and 25% on a go-forward basis, provided the Company will continue to bear 50% of the costs of any clinical trials ongoing at the time of the election through the completion of the clinical trials.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of March 31, 2024, the Company received a total of $2.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of March 31, 2024 and December 31, 2023. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of March 31, 2024 and December 31, 2023. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

The Company recognized collaboration revenue of $8.1 million and $3.7 million in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively, which was included in deferred revenue as of December 31, 2023 and 2022, respectively. As of March 31, 2024 and December 31, 2023, deferred revenue related to the Ionis Agreement was $52.4 million and $60.0 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $59.9 million as of March 31, 2024, which the Company expects to recognize as revenue over the next four years.

8.
Commitments and Contingencies

Operating leases

For more information about the Company’s Operating Leases, see “Note 8. Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

9.
Redeemable Convertible Preferred Stock

On December 20, 2022, the Company entered into a Series B-1 redeemable convertible preferred unit purchase agreement to sell up to 7,108,480 shares of Series B-1 redeemable convertible preferred units (“Series B-1”) at the purchase price of $14.07. In December 2022, the Company sold and issued 6,773,726 Series B-1 shares for gross cash proceeds of $95.3 million in the initial closing and incurred $0.4 million issuance costs. In January 2023, the Company sold an additional 334,751 Series B-1 shares and received gross cash proceeds of $4.7 million and incurred $0.1 million in issuance costs.

The redeemable convertible preferred stock as of December 31, 2023, consisted of the following (in thousands, except unit data):

	Shares Authorized	Shares Issued and Outstanding	Original Issue Price	Aggregate Liquidation Preference	Net Carrying Value
Series A-1	7,501,002	7,501,002	$3.23	$24,247	$24,067
Series A-2	774,473	774,473	0.65	500	581
Series A-3	1,513,860	1,513,860	1.17	1,773	1,892
Series A-4	8,280,360	8,280,360	4.85	40,149	40,007
Series A-5	1,580,937	1,580,937	6.33	10,000	9,948
Series B	15,054,263	15,054,263	11.65	175,375	174,678
Series B-1	7,108,480	7,108,480	14.07	100,000	99,585
	41,813,375	41,813,375		$352,044	$350,758

On January 24, 2024, in connection with the Reorganization, all outstanding redeemable convertible preferred units were converted into an equal number of shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock converted into 23,935,594 shares of common stock.

10.
Stock-Based Compensation

Profits Interests Plan

Prior to the Reorganization, the Company granted profits interests under the 2019 Equity Incentive Plan, adopted on March 13, 2019 (the “2019 Plan”). The Company granted profits interests with a threshold amount established by the Board of Managers on the date of issuance. The 2019 Plan allows for grants of profits interests to the Company’s officers, employees, directors and consultants.

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

In accordance with the Amendment to the LLC Agreement, once the applicable distribution threshold amount has been met for a particular profits interest, such profits interest will participate in Company distributions on a pro rata basis until the catch-up threshold amount has been met. Once the catch-up threshold amount has been met, subsequent “catch-up” distributions will be made solely to holders of profits interests until such holders have received an amount equal to the amount such holders would have received had the distribution threshold not existed. Once the profits interest holders have received distributions in an amount equal to what they would have received had the distribution threshold not existed, all subsequent distributions are made on a pro rata basis with common unitholders. As a result of the Amendment to the LLC Agreement, the Board approved an $11.84 catch-up threshold amount, which was based on the estimated fair value of the Company’s common unit as of July 31, 2023.

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

As part of the catch-up and Amendment to the LLC Agreement, the Company modified the terms and conditions of the profits interest, which resulted in a change in the fair value of the awards. The change was treated as a modification under ASC 718, Stock Compensation, in which the fair value of the profits interests was remeasured at the modification date and compared to the fair value of the modified award immediately prior to the modification, with the difference resulting in incremental compensation expense. The Company estimated total modification expense of $10.3 million. The company recognized $0.7 million of this expense during the three months ended March 31, 2024.

As part of the Reorganization, 282,660 profits interest units were canceled without a concurrent grant of a replacement award and were accounted for as a repurchase for no consideration and accordingly previously unrecognized compensation of $3.0 million was recognized at the cancelation date.

Immediately after the Reorganization, all of the outstanding 9,142,176 profits interest units were exchanged for 3,884,870 shares of common stock, of which 1,036,833 were subject to certain vesting conditions. The table below presents a summary of profits interests units activity:

	Profits Interests	Weighted-Average Threshold Amount
Outstanding as of December 31, 2023	9,488,776	$2.63
Forfeited and expired	(63,940)	1.17
Canceled in connection with the Reorganization	(282,660)	11.84
Exchanged for vested and unvested common stock in connection with the Reorganization	(9,142,176)	2.36
Outstanding as of March 31, 2024	—	$—

The following table presents a summary of the unvested common stock activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Outstanding as of December 31, 2023	—	$—
Exchange of profits interests units for unvested common stock	1,036,833	18.80
Vested	(114,283)	13.99
Forfeited	(6,841)	20.28
Outstanding as of March 31, 2024	915,709	$19.38

(1) Weighted-average grant date fair value includes amount related to the modification as a result of the catch-up and Amendment to the LLC Agreement

As of March 31, 2024, there was $18.0 million of unrecognized compensation expense (including modification expense related to the catch-up) related to unvested common stock that is expected to be recognized over a weighted-average period of 2.6 years.

2024 Stock Option and Incentive Plan

In January 2024, the board of directors adopted and the stockholders approved the 2024 Stock Option and Incentive Plan (“2024 Plan”), which became effective immediately prior to the closing of the IPO. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock units, restricted stock awards, and other stock-based awards.

The Company initially reserved 6,690,000 shares of common stock for future issuance under the 2024 Plan. The number of shares of common stock reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, commencing on January 1, 2025 and through 2034, by five percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee.

Awards granted under the 2024 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options and Non-Qualified Stock Options, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year time period but may be granted with different vesting terms. As of March 31, 2024, the Company has issued no shares under the 2024 Plan. As of March 31, 2024, there were 6,690,000 shares available for future issuance under the 2024 Plan.

2024 Employee Stock Purchase Plan

In January 2024, the board of directors adopted and the stockholders approved the 2024 Employee Stock Purchase Plan (“ESPP”), which become effective upon the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The Company initially reserved 375,000 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved and available for issuance under the ESPP will automatically increase on each January 1, commencing on January 1, 2025 and through 2034, by the least of (i) 750,000 shares of common stock; (ii) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the Company’s compensation committee.

Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the first business day or the last business day of the offering period, whichever is lower. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. As of March 31, 2024, the Company has issued no shares under the ESPP as the first offering period has not begun. As of March 31, 2024, there were 375,000 shares available for issuance under the ESPP.

Compensation Expense

The following table presents the classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$3,998	$259
General and administrative expenses	1,059	270
Total	$5,057	$529

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(25,148)	$(16,133)
Denominator:
Weighted-average common shares outstanding	21,851,706	3,404,585
Less: Weighted-average unvested shares of common stock	(713,838)	—
Weighted-average common shares outstanding—basic and diluted	21,137,868	3,404,585
Net loss per share attributable to common stockholders—basic and diluted	$(1.19)	$(4.74)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock issuable upon conversion of redeemable convertible preferred stock	—	23,935,594
Common stock issuable upon settlement of profits interests	—	3,845,507
Restricted stock subject to future vesting	915,709	—
Total	915,709	27,781,101

12.
Subsequent Events

On April 26, 2024 (the “Termination Date”), the Company and Moderna mutually terminated the Moderna Agreement. The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between the Company and Moderna. Pursuant to the Termination Agreement, the Company regained full development and commercialization rights to its wholly-owned base editing and RIGS that were subject to the Moderna Agreement. Refer to Note 7 for a detailed discussion of the Moderna Agreement.

Effective as of the Termination Date, the Moderna Agreement was terminated in its entirety and the rights and licenses granted by the Company to Moderna terminated in all respects. Following the Termination Date, the Company will not be entitled to receive any future payments from Moderna pursuant to the Termination Agreement or Moderna Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section under Part II, Item 1A below.

Overview

We are a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox. Genetic diseases are caused by a diverse set of mutations that have been largely inaccessible by genome engineering approaches to date. Genetic mutations are seen in a variety of forms, including deletions, insertions, single-base-pair changes and sequence repeats, and are found throughout the genome and across a variety of different cell types, tissues, and organ systems. Additionally, many diseases lack a genetic origin but have the potential to be effectively and permanently addressed through genome editing. We are harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, to unlock four billion years of microbial evolution to discover and develop a suite of novel editing tools capable of correcting any type of genetic mutation found anywhere in the genome. Our platform combines AI, including machine learning, and proprietary algorithms run on expansive cloud computing infrastructure to screen for novel clustered regularly interspaced short palindromic repeat (“CRISPR”) nucleases and other effector enzymes at high speed.

We are taking a stepwise approach deploying our genome editing toolbox to develop potentially curative therapies for patients. Our lead programs are selected to both address important diseases and to establish new standards in targetability, precision, efficiency, and scope of editing capabilities. Each of these indications was chosen based on our conviction in the underlying disease biology, existence of validating preclinical and clinical data, availability of pharmacodynamic and translational tools to assess early proof-of-concept, relevant value supporting outcome measures, and ongoing clinical unmet need. While we do not currently have any approved products and all of our product candidates are preclinical, our lead programs capture an ever-growing set of translational learnings and insights that will inform and accelerate future therapeutic programs. Ultimately, we intend to prosecute a genetic medicine therapeutic development strategy across a broad array of diseases and target organs including liver, central nervous system, muscle, kidney, and lung.

Lead Therapeutic Programs

Hemophilia A

Our investigational development program in Hemophilia A is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children.

Our program is designed to insert a Factor VIII (“FVIII”) DNA cassette into a “safe harbor location,” within an intron of the albumin gene that is not expected to have deleterious effects. FVIII expression is then driven off the strength of the native albumin promoter. Our lead Hemophilia A genome editing strategy has two components. First, a lipid nanoparticle (“LNP”) is designed to deliver mRNA along with a gRNA to the liver in order to produce a highly efficient and specific nuclease that creates a precise cut at the albumin safe harbor gene locus. Next, an adeno-associated virus (“AAV”) vector that is designed to deliver the donor template FVIII DNA that becomes inserted into the nuclease cut site by a naturally occurring DNA repair process called non-homologous end joining.

In an ongoing NHP study, we demonstrated integration of a surrogate cynomolgus-FVIII cassette (used to avoid immune response that would occur with a foreign human FVIII protein) and observed therapeutically relevant levels of the cyno-FVIII protein in all 3 treated animals that was extended for 4.5 months. We recently presented this data in a late breaking session at the World Federation of Hemophilia World Congress, in April 2024. We anticipate nominating a development candidate for this program in mid-year 2024, and we plan to present 12-month durability data for FVIII expression in this ongoing NHP study in the second half of 2024. In parallel, we are manufacturing mRNA, gRNA, AAV and LNP to support future investigational new drug (“IND”) enabling studies.

Transthyretin Amyloidosis

Our development program in Transthyretin amyloidosis (“TTR”) aims to provide efficient TTR knockdown and halt further deposition of amyloid fibrils. Along with our partner Ionis Pharmaceuticals, Inc. (“Ionis”), we are currently in advanced stages of nuclease and guide selection, having achieved more than 90% knock-down of human TTR protein in a humanized TTR mouse model, and expect to move into NHP studies in 2024.

The high degree of in vivo editing efficiency and specificity of our nuclease platform suggest the potential for a single treatment to knock-down TTR gene expression and remove the requirement for life-long therapy. We believe one of the strengths of our technology platform is applying our multiple nucleases that have distinct non-overlapping PAMs to create a larger number of guides for a given target. We have screened more than 500 guides against the human TTR gene using six of our nucleases. Our high throughput screening platform has enabled us to screen approximately 500 guides in a four-month time span.

Cardiovascular disease

Our Cardiovascular program is designed to knock-down the expression of angiotensinogen (“AGT”) in the liver using one of our programmable nucleases to generate a durable reduction in blood pressure from a single treatment. Along with our partner Ionis we are currently in advanced stages of nuclease and guide screening, having achieved 85% - 93% knock-down of human AGT protein in a humanized AGT mouse model, and expect to move into NHP studies in late 2024 or early 2025.

Primary Hyperoxaluria Type 1

The goal of our genome editing approach in Primary Hyperoxaluria Type 1 (“PH1”) is to durably knock down HAO1 resulting in stable and permanent reduction of oxalate levels, with the intent to effect a lifelong benefit in PH1 patients. In connection with the early development of this program, strong preclinical proof of concept with dose dependent editing in a well-established disease mouse model was demonstrated, as was the durability of this approach in mice even after partial hepatectomy and rapid liver regrowth. As a result of the termination of the Moderna Agreement, we have regained full rights to our PH1 program and are conducting a strategic review to determine if the program meets our criteria for further investment and advancement at this time.

Ionis Collaboration

Under the Collaboration and License Agreement with Ionis (the “Ionis Agreement”), we have the exclusive option to co-develop and co-commercialize the licensed products under a drug discovery program (the “Co-Co Option”) with Ionis. The Co-Co Option may be exercised for (a) the initial Wave 1 target, (b) no more than one of the other three discovery programs for the Wave 1 targets, and (c) no more than two drug discovery programs for the Wave 2 targets that become collaboration targets. Ionis has completed the selection of all four targets (including TTR and AGT) in Wave 1 of our collaboration and has the right to select up to an additional four targets in Wave 2 of the collaboration.

Novel Genome Editing Capabilities

Our comprehensive genome editing toolbox includes programmable nucleases, base editors, RNA-mediated integration systems (“RIGS”), including prime editing systems and our larger RIGS systems, and DNA-clustered CRISPR-associated transposases (“CASTs”). All components of our toolbox have been discovered and derived from our proprietary metagenomics library. We have assembled a full suite of differentiated tools that, together, can potentially effectuate any desired gene modification – gene knock-down, gene knock-in and replacements. All elements of our toolbox are wholly owned, and we have constructed a broad patent estate that protects our intellectual property. We anticipate that our toolbox will continue to expand as we discover, interrogate, and optimize our novel editing systems.

Small precision edits

Nucleases

To date, we have identified thousands of novel CRISPR type II, type V and highly efficient ultra-small (“SMART”) nucleases, expanding the collection of known programmable nucleases by mining our proprietary metagenomics database. This allows us to potentially select the ideal nuclease for targeting any given gene in a site-specific manner, overcoming a major limitation of first-generation CRISPR/Cas9 systems.

Base Editors

The chassis of our nucleases can be leveraged by adding on additional effector enzymes to create base editors capable of single nucleotide changes in the genome. We showed that by using PAM interacting domain engineering, we expanded the genome targetability of our base editors by 5-fold compared to SpCas9 base editors. Additionally, we demonstrated our ability to engineer our SMART nucleases into SMART base editors. We believe our SMART base editors, which are as small as 623 amino acids, represent some of the smallest base editing systems in the industry. As the size of these systems are well-within the packaging limits of AAV vectors, our SMART base editors could greatly expand the potential to leverage AAV delivery across a variety of indications.

Large gene integrations

While nucleases, base editors, and prime editors can precisely address a wide variety of genomic modifications required to treat disease, the fact that many diseases are caused by a multitude of mutations across a gene means that a diverse set of editing tools are required to fully address these patient populations. The integration of a complete and functional gene through targeted genome editing may provide a way in which every patient with a given disease could potentially be treated by a single genetic medicine. Our Big RIGS and CASTs are novel genome editing systems that are designed to achieve what has been a major challenge for the genome editing field — large, targeted genomic integrations. Initial preclinical readouts conducted in mammalian cells indicated that these systems could potentially have a major impact on how diseases caused by loss-of-function mutations, the most common cause of genetic diseases, can be addressed through genome editing.

Big RIGS

Our big RIGS are being developed for the programmable integration of large transgenes delivered as RNA, with the potential to address any genetic disease requiring a large gene integration. Using proprietary Reverse Transcriptases we demonstrated what we believe to be the first-ever targeted integration of >900 bp in human cells with our big RIGS using all-RNA delivery. We consider this to be a major step forward in the gene editing space, as these systems could be delivered entirely as RNA, compatible with current LNP delivery technologies, and could enable large, targeted exogenous gene integrations.

CASTs

CASTs are naturally occurring programmable transposase systems with the ability to site-specifically integrate large transgenes delivered as DNA, and with the potential to address any genetic disease requiring a large gene integration. Our CASTs are being developed in order to enable large, >10,000 base pairs, targeted genomic integrations for therapeutic applications. We recently demonstrated initial preclinical proof-of-capability for our CASTs with a targeted integration of a large DNA template in the genome of mammalian cells.

Termination of Moderna Agreement

On April 26, 2024 (the “Termination Date”), we and ModernaTx, Inc. (“Moderna”) mutually terminated the Strategic Collaboration and License Agreement, dated October 29, 2021 (the “Moderna Agreement”), by and between us and Moderna. The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between us and Moderna. Pursuant to the Termination Agreement, we regained full development and commercialization rights to our wholly-owned base editing and RIGS that were subject to the Moderna Agreement. Effective as of the Termination Date, the Moderna Agreement was terminated in its entirety and the rights and licenses granted by us to Moderna terminated in all respects. Following the Termination Date, we will not be entitled to receive any future payments from Moderna pursuant to the Termination Agreement or Moderna Agreement.

Reorganization and Reverse Stock Split

We previously operated as a Delaware limited liability company under the name Metagenomi Technologies, LLC (“Metagenomi LLC”). On January 24, 2024, we completed a series of transactions pursuant to which Metagenomi LLC merged with and into its wholly-owned subsidiary Metagenomi, Inc., a Delaware corporation, with Metagenomi, Inc. (“Metagenomi” or the “Company”) continuing as the surviving corporation (the “Reorganization”). In connection with the Reorganization, (i) all of the outstanding common unitholders of Metagenomi LLC received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding redeemable convertible preferred unitholders of Metagenomi LLC received shares of redeemable convertible preferred stock of Metagenomi, Inc. with the same rights and privileges and (iii) certain holders of profits interests in Metagenomi LLC received shares of common stock or unvested restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Amended and Restated Limited Liability Company Agreement in effect immediately prior to the Reorganization. In connection with the Reorganization, by operation of law, Metagenomi, Inc. acquired all assets of Metagenomi LLC, and assumed all of its liabilities and obligations. The Reorganization generally did not result in a taxable event to Metagenomi, Inc. for U.S. income tax purposes.

On January 26, 2024, following the Reorganization, Metagenomi, Inc. effected a reverse stock split of the shares of common stock at a ratio of 1-for-1.74692 (the “Reverse Stock Split”). Immediately prior to the closing of the IPO, each share of Metagenomi, Inc.’s redeemable convertible preferred stock then outstanding converted into 23,935,594 shares of common stock.

Initial Public Offering

On February 13, 2024, we completed our initial public offering (“IPO”) in which we issued 6,250,000 shares of our common stock at a price to the public of $15.00 per share. We received net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have historically financed our operations primarily through issuing redeemable convertible preferred stock and convertible promissory notes, sales of our common stock and entering into collaboration agreements.

Macroeconomic Trends

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, rising inflation, tensions in U.S.-China relations, the COVID-19 pandemic, the U.S. Federal Reserve raising interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures and the effects of the ongoing geopolitical conflict in Ukraine and the Israel-Hamas war, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Collaboration and License Agreements

As part of our strategy, we have entered into collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) (the “Affini-T Agreement”) to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using genome editing technologies. In October 2021, we entered into the Moderna Agreement with Moderna, focused on advancing new genome editing system for in vivo human therapeutic applications, and in April 2024, we and Moderna mutually terminated the Moderna Agreement. Refer to Note 7 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators and Note 12 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the termination of the Moderna Agreement.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $11.2 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. We expect to recognize $15.9 million of deferred revenue in the second quarter of 2024 as a result of the Termination Agreement with Moderna and expect no further collaboration revenue under the Moderna Agreement.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2 in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Expenses

Research and Development

The largest component of our total operating expenses since our inception has been research and development activities. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; the costs of acquiring research and development supplies and services; manufacturing process development costs; the research and development expenses that we share with our collaboration partners for co-development programs; other outside services and consulting costs; and allocated facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, including stock-based compensation expense and other expenses for outside professional services, including legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, consulting and tax services; insurance costs; administrative travel expenses; website development costs; marketing and public relations costs; and facilities, information technology and other allocated overhead costs.

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

Total Other Income, Net

Total other income, net includes interest income from our investments in available-for-sale marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Collaboration revenue	$11,159	$8,657	$2,502
Operating expenses:
Research and development	31,439	20,130	11,309
General and administrative	8,752	6,465	2,287
Total operating expenses	40,191	26,595	13,596
Loss from operations	(29,032)	(17,938)	(11,094)
Other income (expense):
Interest income	3,934	4,003	(69)
Other expense, net	(50)	(1)	(49)
Total other income, net	3,884	4,002	(118)
Net loss before provision for income taxes	(25,148)	(13,936)	(11,212)
Provision for income taxes	—	(2,197)	2,197
Net loss	$(25,148)	$(16,133)	$(9,015)

Collaboration Revenue

Our revenue consists of collaboration revenue recognized under our agreements with Moderna (prior to the termination of the Moderna Agreement), Affini-T and Ionis. We recognize revenue as the performance obligations are satisfied. Collaboration revenue increased by $2.5 million, from $8.7 million for the three months ended March 31, 2023 to $11.2 million for the three months ended March 31, 2024. The increase in collaboration revenue for the three months ended March 31, 2024, was primarily driven by a $4.4 million increase in revenue related to the Ionis Agreement as we performed more services and collaboration activities progressed, offset by a $1.5 million decrease in revenue related to the Moderna Agreement and a $0.4 million decrease in revenue related to the Affini-T Agreement. After recognition of the deferred revenue expected in the second quarter of 2024 as a result of the Termination Agreement with Moderna, we expect that collaboration revenues will decrease in the future.

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Ionis	$8,065	$3,663	$4,402
Moderna	2,795	4,342	(1,547)
Affini-T	299	652	(353)
Total collaboration revenue	$11,159	$8,657	$2,502

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Employee-related expenses	$14,882	$7,722	$7,160
Laboratory materials and supplies	5,799	4,479	1,320
Facilities and overhead costs	5,777	5,338	439
Other research and development expenses and consulting costs	4,981	2,591	2,390
Total research and development expense	$31,439	$20,130	$11,309

Research and development expenses increased by $11.3 million, from $20.1 million for the three months ended March 31, 2023 to $31.4 million for the three months ended March 31, 2024.

Employee-related expenses increased by $7.2 million, including a $3.7 million increase in stock-based compensation expense related to increased headcount and a one-time acceleration of stock-based compensation expense related to profits interests units that were canceled without a concurrent grant of a replacement award during the Reorganization and were accounted for as a repurchase for no consideration. Laboratory materials and supplies increased by $1.3 million due to significant expansion of our research and development operations. Facilities and allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology related expenses allocated to research and development increased by $0.4 million mainly related to a $0.4 million increase in depreciation expense as we continue investing in our lab and manufacturing capabilities. Other research and development and consulting costs increased by $2.4 million mainly due to external research and development costs to support our research and pre-clinical development activities.

Other research and development and consulting costs include expenses related to the DT Co-Co program under the Moderna Agreement. As discussed in Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Moderna Agreement was terminated as of the Termination Date. Prior to the Termination Date, each quarter, a true-up was performed to calculate how much was owed by us or Moderna to equally split the costs incurred during the quarter towards the DT Co-Co program. When Moderna owed a payment to us, we accounted for this as a reduction of research and development expense. When we owed a payment to Moderna, we accounted for this as an addition to research and development expense. For the three months ended March 31, 2024 and 2023, the total cost true-ups reduced our research and development expenses by zero and $0.1 million, respectively. Additionally, for the year ended December 31, 2021, $5.0 million of the upfront payment received under the Moderna Agreement in November 2021 was allocated to the DT Co-Co program, which was presented as a collaboration advance on our condensed consolidated balance sheet. For the three months ended March 31, 2024 and 2023, zero and $0.3 million of this upfront payment was amortized, respectively, to offset our share of the DT Co-Co development costs.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, from $6.5 million for the three months ended March 31, 2023 to $8.8 million for the three months ended March 31, 2024 primarily related to an increase of $2.1 million, including a $0.8 million increase in stock-based compensation expense, as a result of an increase in our administrative personnel as we continued expanding our operations to support our business strategy and the development of therapeutic programs utilizing our metagenomics platform.

Total Other Income, Net

Total other income, net, decreased by $0.1 million, from $4.0 million for the three months ended March 31, 2023 to $3.9 million for the three months ended March 31, 2024.

Provision for Income Taxes

Provision for income taxes decreased by $2.2 million, from $2.2 million for the three months ended March 31, 2023 to zero for the three months ended March 31, 2024. Income tax expense for the three months ended March 31, 2023 was mainly due to our taxable income related to an upfront payment received under the Ionis Agreement and capitalization of research and development expenses under the Internal Revenue Code Section 174 (“Section 174”).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through March 31, 2024, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

Our revenue to date has been generated from collaboration agreements. We will not generate revenue from product sales unless and until we successfully initiate and complete clinical development and obtain regulatory approval for one or more product candidates. If we obtain regulatory approval for any product candidate and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, manufacturing, marketing, and distribution. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our platform or delay our pursuit of potential in-licenses or acquisitions.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and $25.1 million and $16.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $170.1 million.

Future Funding Requirements

We expect our short and long-term expenses to increase substantially in connection with our ongoing activities, particularly as we advance our portfolio towards candidate nomination and preclinical trials. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of research and development, preclinical and clinical development activities;
•
the number, scope and duration of clinical trials required for regulatory approval of our future product candidates;
•
the costs, timing, and outcome of regulatory review of any of our future product candidates;
•
the costs of manufacturing clinical and commercial supplies of our future product candidates, including internal manufacturing facilities and contracting with other vendors;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our future product candidates for which we receive regulatory approval;
•
the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
•
the costs to acquire or in-license product candidates, intellectual property and technologies;
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
•
the additional costs of legal, audit, accounting, compliance, insurance, investor relations and other expenses related to operating as a public company;
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

As of March 31, 2024, we had $327.4 million in cash, cash equivalents and available-for-sale marketable securities. We believe that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2027, and provide cash runway to support 2 INDs and 2 additional development candidate nominations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our short and long-term cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest for existing investors may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect existing investors’ rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(29,850)	$(20,995)
Net cash used in investing activities	(94,732)	(72,068)
Net cash provided by financing activities	86,537	4,295
Net decrease in cash, cash equivalents and restricted cash	$(38,045)	$(88,768)

Cash Flows from Operating Activities

Net cash used in operating activities was $29.9 million for the three months ended March 31, 2024 and consisted primarily of our net loss of $25.1 million and changes in our net operating assets and liabilities of $10.9 million, partially offset by net non-cash charges of $6.2 million. The net change in operating assets and liabilities consisted primarily of a decrease of $10.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a $3.0 million decrease in accrued expenses and other current liabilities primarily related to payout of the 2023 annual bonus, and a $0.9 million increase in prepaid expenses and other assets, offset by an increase of $3.2 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $5.1 million in stock-based compensation expense, $1.1 million in non-cash lease expense, and $1.3 million of depreciation expense, partially offset by $1.2 million in amortization of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the three months ended March 31, 2023 was $21.0 million and consisted primarily of our net loss of $16.1 million and changes in our net operating assets and liabilities of $5.0 million, partially offset by net non-cash charges of $0.1 million. The changes in our net operating assets and liabilities primarily consisted of a decrease of $7.8 million in deferred revenue as we recognized revenue under our collaboration agreements, and a decrease of $1.3 million in accrued expenses and other current liabilities, partially offset by a $1.9 million increase in income tax payable, a $1.3 million decrease in contract assets, and a $1.2 million increase in accounts payable. The net non-cash charges consisted primarily of $1.0 million in non-cash lease expense, $0.8 million of depreciation expense, and $0.5 million in stock-based compensation expense, offset by $2.2 million in amortization of the discount on our available-for-sale marketable securities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $94.7 million due to net purchases of available-for-sale marketable securities of $93.8 million and purchases of property and equipment of $0.9 million

Net cash used in investing activities for the three months ended March 31, 2023 was $72.1 million due to net purchases of available-for-sale marketable securities of $69.4 million and purchases of property and equipment of $2.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $86.5 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Net cash provided by financing activities for the three months ended March 31, 2023 was $4.3 million due to net proceeds from the issuance of our Series B-1 redeemable convertible preferred stock.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the three months ended March 31, 2024, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition under our collaboration agreements, accrued research and development costs, the fair value of common stock and stock-based compensation expense, the valuation of deferred tax assets, and uncertain income tax positions. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing at the end of this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
Our operations will require substantial additional funding. If we are unable to raise additional capital when needed on acceptable terms, or at all, we may be forced to delay, reduce, or terminate certain of our research and product development programs, future commercialization efforts or other operations.
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

Since inception, we have incurred significant operating losses. Our net loss was $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and for the three months ended March 31, 2024 and 2023, our net losses were $25.1 million and $16.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $170.1 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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
•
establish and maintain collaborations;
•
add operational, financial and management information systems and personnel; or
•
incur additional legal, audit, accounting, compliance, insurance, investor relations and other expenses related to operating as a public company that we did not incur as a private company.

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

Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

Our operations will require substantial additional funding. If we are unable to raise additional capital when needed on acceptable terms, or at all, we may be forced to delay, reduce, or terminate certain of our research and product development programs, future commercialization efforts or other operations.

Developing gene editing products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and conduct clinical trials of, and seek regulatory approval for, any product candidates we may identify. In addition, if we obtain regulatory approval for any product candidates we may identify, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Other unanticipated costs may also arise. Furthermore, we expect to continue incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and product development programs, future commercialization efforts or other operations.

As of March 31, 2024, our cash, cash equivalents and available-for-sale marketable securities were $327.4 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2027, and provide cash runway to support 2 INDs and 2 additional Development Candidate nominations. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

To date, we have focused our efforts on genome editing technologies using programmable nucleases, base editing, and RNA and DNA-mediated integration systems (including prime editors and Cas transposases backed by our metagenomics database). Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases and transcription activator-like effector nucleases, but to date none have obtained regulatory approval for a product candidate. There can be no certainty that genome editing technology will lead to the development of genetic medicines or that other genome editing technologies will not be considered better or more attractive for the development of medicines. A number of alternative approaches are being developed by others. Our investments may not be consistent with the expectations of our stockholders and may not produce the benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected. See “Risk Factors—Risks Related to Business, Technology and Industry—We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.” Similarly, another new genome editing technology that has not been discovered yet may be more attractive than programmable nucleases, base editing, and RNA and DNA-mediated integration systems.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

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

Even if we obtain the requisite approvals from the FDA in the United States, the EMA in the European Union and other regulatory authorities internationally, the commercial success of any product candidates we may develop will depend, in part, on the acceptance of physicians, patients and health care payors of genome editing and gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community who may opt for existing treatments with which they are already familiar and for which greater clinical data may be available. The degree of market acceptance of genome editing and gene therapy products and, in particular, any product candidates we may develop, if approved for commercial sale, will depend on several factors, including:

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

Further, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any product candidates we may develop, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Despite our best efforts, any product candidates we may develop may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the EU, pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU Member States’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the United States and prices generally tend to be significantly lower.

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

In addition, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we may face similar volatility in our stock price after we complete this public offering. We cannot predict the scope and severity of any economic recovery after the COVID-19 pandemic abates, including following any additional “waves” or other intensifying of the pandemic. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, the COVID-19 pandemic could exacerbate the other risks described in this section.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100 percent of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The U.S. Budget Control Act of 2011 and subsequent legislation, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2032. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
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

Any product candidate for which we obtain regulatory approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, cGMP relating to quality control, quality assurance and corresponding maintenance of records and documents, applicable product tracking and tracing requirements and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, our manufacturing and testing facilities will be required to undergo pre-license inspections and pre-approval inspections. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’, contractors’, consultants’ or other third parties’ data, including personal data, or applications or inappropriate disclosure, loss, destruction or alteration of, or access to, confidential, personal or proprietary information, we could incur significant liability including litigation exposure, substantial penalties and fines, we could become the subject of regulatory action, inquiry or investigation, our competitive position could be harmed, we could incur significant reputational damage and the further development and commercialization of any product candidates we may develop could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using genome editing technologies. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under these agreements, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any current or future collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For more information, see the section titled “Business—Our License and Collaboration Agreements.”

We could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

In June 2022, we entered into a Development, Option and License Agreement with Affini-T to develop and commercialize gene edited TCR-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines for up to eight potential genetic targets using genome editing technologies. Our lack of control over the clinical development in our agreements with Affini-T and Ionis could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND applications in a timely fashion, if at all.

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

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. We, along with our third-party manufacturers, are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our future product candidates, and thereafter subject to ongoing inspection from time to time. We or our third-party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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
•
federal transparency laws, including the federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. This information is subsequently made publicly available in a searchable format on a Centers for Medicare & Medicaid Services (“CMS”) website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers; and

•
analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

We may fail to manage our growth effectively. As of March 31, 2024, we had 237 full-time employees, of which 83 have M.D. or Ph.D. degrees. Within our workforce, 200 employees are engaged in research and development and 37 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Intellectual property litigation is common in the biotechnology space and multiple parties have engaged in litigation to protect and enforce their CRISPR/Cas related patent estates. For example, patents and patent applications directed to catalytically-active Cas9 systems have been the subject of extensive adversarial patent office proceedings. These proceedings include U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) proceedings involving the Broad Institute and the University of California regarding the priority of inventions with respect to certain U.S. patents and patent applications each owns directed to catalytically-active Cas9. Our genome editing technologies do not use catalytically-active Cas9 and we are not aware of any third-party patents or patent applications that we believe cover our Cas-related genome editing system and proprietary technology. However, we may not have identified all relevant third-party patents and patent applications. Therefore, there can be no assurance that third parties will not assert patents against us in the future or that our patents and patent applications will not be challenged. Any litigation brought against us or our patents or patent applications, even if meritless, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

As of March 31, 2024, 37,468,078 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO

On February 13, 2024, we closed the IPO, pursuant to which we issued and sold 6,250,000 shares of common stock at an initial public offering price of $15.00 per share.

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-276413), which was declared effective by the SEC on February 8, 2024. J.P. Morgan, Jefferies, TD Cowen, Wells Fargo Securities, and BMO Capital Markets acted as joint book-running managers and Chardan acted as lead manager for the IPO.

We received aggregate gross proceeds from the IPO of $93.8 million, or aggregate net proceeds of $80.7 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 12, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
		Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date

2.1+	Agreement and Plan of Merger by and between Metagenomi Technologies, LLC and Metagenomi, Inc., dated January 24, 2024.	S-1	333-276413	2.1	02/07/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	02/13/2024

3.2	Amended and Restated Bylaws.	8-K	001-41949	3.2	02/13/2024

4.1+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated January 24, 2024.	S-1	333-276413	4.1	02/07/2024

4.2	Form of Common Stock Certificate.	S-1	333-276413	4.2	02/07/2024

10.1	2024 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	333-276413	10.2	02/07/2024

10.2	2024 Employee Stock Purchase Plan.	S-1	333-276413	10.3	02/07/2024

10.3	Sublease Agreement between Dynavax Technologies Corporation and Metagenomi, Inc., dated March 7, 2024.	10-K	001-41949	10.9	03/27/2024

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metagenomi, Inc.

Date: May 14, 2024	By:	/s/ Brian C. Thomas
Brian C. Thomas, Ph.D.
Chief Executive Officer