Form 10-Q
period 2024-06-30
Metagenomi, Inc.
filed 2024-08-14
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 37,428,994 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$61,181	$140,603
Available-for-sale marketable securities	238,740	130,579
Accounts receivable	1,648	2,451
Prepaid expenses and other current assets	6,010	4,640
Total current assets	307,579	278,273
Property and equipment, net	20,711	21,542
Long-term investments	10,676	10,676
Operating lease right-of-use assets	41,359	43,611
Other assets	332	5,492
Restricted cash	5,248	5,248
Total assets	$385,905	$364,842
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,453	$1,791
Income tax payable	—	3,266
Accrued expenses and other current liabilities	10,984	11,472
Current portion of operating lease liabilities	5,396	3,427
Collaboration advance	—	837
Deferred revenue	32,977	48,068
Total current liabilities	52,810	68,861
Non-current portion of operating lease liabilities	42,545	44,802
Deferred revenue, non-current	17,328	30,926
Other non-current liabilities	3,803	5,079
Total liabilities	116,486	149,668
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: zero shares authorized, issued and outstanding as of June 30, 2024; 41,813,375 shares authorized, issued and outstanding as of December 31, 2023; liquidation preference of $352,044 as of December 31, 2023	—	350,758
Stockholders equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares and zero shares authorized as of June 30, 2024 and December 31, 2023, respectively; zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares and 66,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 37,459,853 and 3,404,585 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	—
Additional paid-in-capital	450,511	9,457
Accumulated other comprehensive loss	(265)	(97)
Accumulated deficit	(180,831)	(144,944)
Total stockholders’ equity (deficit)	269,419	(135,584)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$385,905	$364,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$20,008	$11,337	$31,167	$19,994
Operating expenses:
Research and development	28,320	22,681	59,759	42,811
General and administrative	8,551	6,619	17,303	13,084
Total operating expenses	36,871	29,300	77,062	55,895
Loss from operations	(16,863)	(17,963)	(45,895)	(35,901)
Other income (expense):
Interest income	3,976	3,967	7,910	7,970
Change in fair value of long-term investments	—	2,870	—	2,870
Other income (expense), net	(51)	16	(101)	15
Total other income, net	3,925	6,853	7,809	10,855
Net loss before benefit (provision) for income taxes	(12,938)	(11,110)	(38,086)	(25,046)
Benefit (provision) for income taxes	2,199	(1,898)	2,199	(4,095)
Net loss	$(10,739)	$(13,008)	$(35,887)	$(29,141)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	13	(176)	(168)	(155)
Comprehensive loss	$(10,726)	$(13,184)	$(36,055)	$(29,296)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(3.82)	$(1.24)	$(8.56)
Weighted average common shares outstanding, basic and diluted	36,625,291	3,404,585	28,901,399	3,404,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	—	37,468,078	4	445,999	(278)	(170,092)	275,633
Forfeiture of unvested common stock	—	—	(8,225)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(10,739)	(10,739)
BALANCE—June 30, 2024	—	$—	37,459,853	$4	$450,511	$(265)	$(180,831)	$269,419

BALANCE—December 31, 2022	41,478,621	$346,103	3,404,585	$—	$2,535	$(274)	$(76,689)	$(74,428)
Issuance of Series B-1 redeemable convertible preferred stock	334,754	4,655	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	529	—	—	529
Other comprehensive income	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(16,133)	(16,133)
BALANCE—March 31, 2023	41,813,375	350,758	3,404,585	—	3,064	(253)	(92,822)	(90,011)
Stock-based compensation expense	—	—	—	—	656	—	—	656
Other comprehensive loss	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(13,008)	(13,008)
BALANCE—June 30, 2023	41,813,375	$350,758	3,404,585	$—	$3,720	$(429)	$(105,830)	$(102,539)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(35,887)	$(29,141)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,569	1,185
Depreciation	2,582	1,852
Loss on fixed assets write-off	279	—
Non-cash lease expense	2,264	2,042
Amortization of premiums and discounts on available-for-sale marketable securities	(3,201)	(4,536)
Amortization of non-cash collaboration revenue	(107)	(507)
Change in fair value of long-term investments	—	(2,870)
Changes in operating assets and liabilities:
Accounts receivable	803	(2,328)
Contract assets	—	1,274
Prepaid expenses and other assets	(274)	21
Accounts payable	1,734	882
Income tax payable	(3,266)	1,178
Deferred revenue and collaboration advance	(29,419)	(16,161)
Accrued expenses and other current liabilities	340	72
Operating lease liabilities	(300)	(717)
Other non-current liabilities	(1,276)	667
Net cash used in operating activities	(56,159)	(47,087)
Cash flows from investing activities
Purchases of property and equipment	(1,580)	(5,818)
Purchases of available-for-sale marketable securities	(249,166)	(168,977)
Maturities of available-for-sale marketable securities	142,978	84,008
Net cash used in investing activities	(107,768)	(90,787)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	84,505	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	4,295
Payments of initial public offering costs	—	(39)
Net cash provided by financing activities	84,505	4,256
Net decrease in cash, cash equivalents and restricted cash	(79,422)	(133,618)
Cash, cash equivalents and restricted cash at beginning of period	145,851	190,514
Cash, cash equivalents and restricted cash at end of period	$66,429	$56,896
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$350,758	$—
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$9,457	$—
Initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$492	$—
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$3,283	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$1,088	$1,593
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$30,608
Remeasurement of operating right-of use asset and lease liability	$12	$—
Deferred initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$1,621
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$61,181	$51,648
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$66,429	$56,896

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

Liquidity and going concern

The Company has incurred significant losses from operations since its inception. As of June 30, 2024, the Company had an accumulated deficit of $180.8 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of June 30, 2024 of $299.9 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the six months ended June 30, 2024.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchanges Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed consolidated financial statements for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$59,780	$59,780	$—	$—
U.S. treasury bills	16,957	—	16,957	—
U.S. government bonds	98,792	—	98,792	—
Government agency obligations	41,618	—	41,618	—
Corporate debt obligations	21,268	—	21,268	—
Commercial paper	46,915	—	46,915	—
Asset-backed securities	10,744	—	10,744	—
Foreign debt securities	2,446	—	2,446	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$307,041	$59,780	$238,740	$8,521

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$137,216	$137,216	$—	$—
U.S. Treasury bills	9,831	—	9,831	—
U.S. Government bonds	2,989	—	2,989	—
Government agency obligations	46,409	—	46,409	—
Corporate debt obligations	10,973	—	10,973	—
Commercial paper	54,727	—	54,727	—
Asset-backed securities	2,171	—	2,171	—
Foreign debt securities	3,479	—	3,479	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$276,316	$137,216	$130,579	$8,521

In addition, restricted cash of $5.2 million as of June 30, 2024 and December 31, 2023, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company accounts for its investments in preferred stock and common stock of Affini-T by applying an option-pricing model backsolve method for inferring the total equity value implied by a recent Series A preferred stock financing round of Affini-T. Key assumptions used in the valuation model as of June 30, 2024 and December 31, 2023 included an expected holding period of two years, a risk free interest rate of 4.87%, a dividend yield of 0.0% and an estimated volatility of 83.0%. Estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to Affini-T.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$8,521	$5,651	$8,521	$5,651
Change in fair value included in other income (expense)	—	2,870	—	2,870
Ending balance	$8,521	$8,521	$8,521	$8,521

4.
Available-For-Sale Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	June 30, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$59,780	$—	$—	$59,780
U.S. treasury bills	16,958	—	(1)	16,957
U.S. government bonds	98,802	99	(109)	98,792
Government agency obligations	41,727	—	(109)	41,618
Corporate debt obligations	21,301	—	(33)	21,268
Commercial paper	47,004	—	(89)	46,915
Asset-backed securities	10,760	—	(16)	10,744
Foreign debt securities	2,453	—	(7)	2,446
Total	298,785	99	(364)	298,520
Less: amounts classified as cash equivalents	(59,780)	—	—	(59,780)
Total available-for-sale marketable securities	$239,005	$99	$(364)	$238,740

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$137,216	$—	$—	$137,216
U.S. treasury bills	9,826	5	—	9,831
U.S. government bonds	3,005	—	(16)	2,989
Government agency obligations	46,446	4	(41)	46,409
Corporate debt obligations	11,014	—	(41)	10,973
Commercial paper	54,724	4	(1)	54,727
Asset-backed securities	2,177	—	(6)	2,171
Foreign debt securities	3,484	—	(5)	3,479
Total	267,892	13	(110)	267,795
Less: amounts classified as cash equivalents	(137,216)	—	—	(137,216)
Total available-for-sale marketable securities	$130,676	$13	$(110)	$130,579

As of June 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 was $1.4 million and $1.0 million, respectively. The company has not written off any accrued interest receivable during the three and six months ended June 30, 2024 and 2023.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$160,596	$160,302	$129,823	$129,728
Maturing in one to five years	78,409	78,438	853	851
Total available-for-sale marketable securities	$239,005	$238,740	$130,676	$130,579

5.
Long-Term Investments

Affini-T investment

As of June 30, 2024 and December 31, 2023, the Company had investments in shares of preferred stock and common stock of Affini-T consisting of 527,035 shares of Series A convertible preferred stock and 933,650 shares of common stock. The Company performed a VIE analysis and concluded that it was not a primary beneficiary of Affini-T as of June 30, 2024 and December 31, 2023. The Company is using the fair value method to account for its investments in Affini-T with changes in fair value recorded to other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 7 for further discussion of the Development, Option and License Agreement with Affini-T to perform research and development activities.

The Company accounts for its investments in Affini-T at fair value using an option-pricing valuation model and recent financing transactions at Affini-T (see Note 3). The estimated fair value of its investments in Affini-T was $8.5 million as of June 30, 2024 and December 31, 2023. The Company recognized no change in fair value during the three and six months ended June 30, 2024 and a $2.9 million change in fair value during the three and six months ended June 30, 2023. No impairment loss was recognized on the Company’s investment in Affini-T as of June 30, 2024 or December 31, 2023.

ViTToria investment

As of June 30, 2024 and December 31, 2023, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the six months ended June 30, 2024 and year ended December 31, 2023, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of June 30, 2024 and December 31, 2023, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued personnel related expenses	$4,719	$7,263
Accrued legal and professional services	3,002	2,627
Accrued research and development expenses	1,890	856
Accrued purchases of property and equipment	911	445
Other accrued liabilities	462	281
Total accrued expenses and other current liabilities	$10,984	$11,472

7.
Significant Agreements

Moderna strategic collaboration and license agreement

Terms of the agreement

On October 29, 2021, the Company entered into a Strategic Collaboration and License Agreement with ModernaTX, Inc. (“Moderna”) (the “Moderna Agreement”). On April 26, 2024, the Company and Moderna mutually terminated the Moderna Agreement (the

“Termination”). The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between the Company and Moderna. Pursuant to the Termination Agreement, the Company regained full development and commercialization rights to its wholly-owned base editing and RNA-mediated integration systems (“RIGS”) that were subject to the Moderna Agreement.

Prior to the Termination, the parties collaborated on the research and development of in vivo genome editing therapies directed at certain targets and the commercialization of such genome editing therapies. The collaboration provided Moderna with exclusive access to the Company’s technology platform during the research period in (1) the field of in vivo gene editing technology for a therapeutic, ameliorative or prophylactic application by way of knock-out through InDel formation or base editing or insertion of an exogenous DNA template (such field, “DT Field”) and (2) the field of in vivo gene editing technology for a therapeutic, ameliorative or prophylactic application outside the use of (a) DNA donor templates and (b) no exogenous template at all but including (c) correction by base editing (such field, “RT Field”). The use of RIGS with messenger RNA (“mRNA”) and base editing correction with mRNA was within the RT Field exclusive to Moderna within the term. The parties formed a joint steering committee, a joint research subcommittee and a joint patent subcommittee to oversee the collaboration activities.

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

During the year ended December 31, 2021, the Company received a non-refundable upfront payment of $40.0 million and a $5.0 million payment for the first year of research costs. Concurrent with the Moderna Agreement, Moderna also provided $30.0 million in cash in the form of a convertible promissory note pursuant to a convertible promissory note agreement dated October 29, 2021 (the “Moderna Convertible Promissory Note Agreement”). The convertible promissory note was converted into shares of Series B redeemable convertible preferred units in January 2022. Moderna reimbursed the Company up to $5.0 million in annual research and development costs related to the Moderna RT program and Moderna DT program, or up to the agreed amount of expenses per the budget. As of June 30, 2024, the Company has received a total of $56.6 million under the Moderna Agreement, not including cost-sharing payments under the DT Co-Co program.

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

The Company concluded that the Moderna Agreement and the Moderna Convertible Promissory Note Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company estimated the contract consideration to be $90.0 million, which consisted of: 1) the non-refundable upfront collaboration payment of $40.0 million received in 2021, 2) $30.0 million in cash received in 2021 in exchange for the convertible promissory note and 3) the estimated cost reimbursements for the Moderna RT program and Moderna DT program of $20.0 million. The Company constrained future milestones, as it assessed that it was probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. During the year ended December 31, 2021, the Company recorded $30.0 million of the contract consideration for the convertible promissory note based on the fair value and allocated the transaction price of $60.0 million to each of the following programs on a relative standalone selling price basis: 1) $49.5 million to the Moderna RT program, 2) $5.5 million to the Moderna DT program and 3) $5.0 million to the DT Co-Co program.

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

Due to the Termination of the Moderna Agreement, the Company recognized the remaining deferred revenue of $15.9 million as revenue during the three and six months ended June 30, 2024. The final $5.0 million payment related to the fourth year of research costs was forfeited. The Company recognized collaboration revenue of $15.9 million and $18.7 million in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively, and $4.5 million and $8.9 million for the three and six months ended June 30, 2023, respectively, which was included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company recorded no accounts receivable on the condensed consolidated balance sheets as of June 30, 2024 and $0.5 million as of December 31, 2023, related to services performed. As of June 30, 2024 and December 31, 2023, deferred revenue related to the Moderna Agreement was zero and $18.7 million, respectively. As of June 30, 2024, there were no remaining unsatisfied performance obligations.

During the three and six months ended June 30, 2023, the Company recognized $0.3 million and $0.4 million in credits to research and development expenses related to the cost sharing allocation, respectively, and $0.1 million and $0.4 million in credits related to the amortization of the collaboration advance, respectively. During both the three and six months ended June 30, 2024, the Company recognized $0.1 million in credits related to the cost sharing allocation and $0.7 million in credits related to the amortization of the collaboration advance. As of June 30, 2024 and December 31, 2023, the collaboration advance balance was zero and $0.7 million, respectively, and the cost-sharing payable balance was zero and $0.1 million, which were presented as a collaboration advance on the Company’s condensed consolidated balance sheets.

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

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of June 30, 2024, the Company has received a total of $6.0 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) 933,650 shares of Affini-T’s common stock upon the achievement of a regulatory milestone, which is the earlier of a submission of a drug master file to the FDA or an acceptance of an IND filing for a licensed product by the FDA, (ii) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (iii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iv) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products. On July 19, 2024, the Company received 933,650 shares of Affini-T common stock upon achievement of the regulatory milestone. See Note 12 for further discussion.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and are constrained to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. As of June 30, 2024 and December 31, 2023, additional equity consideration and future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $1.0 million and $1.3 million for the three and six months ended June 30, 2024, respectively, and $2.0 million and $2.6 million for the three and six months ended June 30, 2023, respectively. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. As of June 30, 2024 and December 31, 2023, the Company recorded $1.3 million and $2.0 million in accounts receivable on the condensed consolidated balance sheet, respectively, related to services performed. There was no contract asset related to services performed as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, deferred revenue related to the Affini-T Agreement was $0.1 million and $0.2 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $0.9 million as of June 30, 2024, which the Company expects to recognize as revenue over the next four-to-five years.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of June 30, 2024, the Company received a total of $3.0 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of June 30, 2024 and December 31, 2023. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of June 30, 2024 and December 31, 2023. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $3.1 million and $11.1 million for the three and six months ended June 30, 2024, respectively, of which $2.8 million and $10.8 million, respectively, was included in deferred revenue as of December 31, 2023. The Company recognized collaboration revenue of $4.8 million and $8.5 million for the three and six months ended June 30, 2023, respectively, which was included in deferred revenue as of December 31, 2022 for both periods. As of June 30, 2024 and December 31, 2023, deferred revenue related to the Ionis Agreement was $50.2 million and $60.0 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $60.2 million as of June 30, 2024, which the Company expects to recognize as revenue over the next four years.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Immediately after the Reorganization, all of the outstanding 9,142,176 profits interest units were exchanged for 3,884,870 shares of common stock, of which 1,036,833 were subject to certain vesting conditions. The table below presents a summary of profits interests units activity:

	Profits Interests	Weighted-Average Threshold Amount
Outstanding as of December 31, 2023	9,488,776	$2.63
Forfeited and expired	(63,940)	1.17
Canceled in connection with the Reorganization	(282,660)	11.84
Exchanged for vested and unvested common stock in connection with the Reorganization	(9,142,176)	2.36
Outstanding as of June 30, 2024	—	$—

The following table presents a summary of the unvested common stock activity for the six months ended June 30, 2024:

Restricted Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Outstanding as of December 31, 2023	—	$—
Exchange of profits interests units for unvested common stock	1,036,833	18.80
Vested	(254,558)	14.51
Forfeited	(15,066)	25.43
Outstanding as of June 30, 2024	767,209	$20.09

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

Awards granted under the 2024 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options and Non-Qualified Stock Options, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options and restricted stock units typically vest over a four-year time period but may be granted with different vesting terms. As of June 30, 2024, there were 2,681,499 shares available for future issuance under the 2024 Plan.

Stock Option Activity

The following table presents a summary of the stock option activity for the six months ended June 30, 2024:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	—	$—
Granted	3,567,976	10.77
Forfeited	(57,965)	10.82
Outstanding as of June 30, 2024	3,510,011	$10.77
Exercisable as of June 30, 2024	3,246	$8.92

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity for the six months ended June 30, 2024:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	498,490	10.82
Forfeited	—	—
Outstanding as of June 30, 2024	498,490	$10.82

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

Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the first business day or the last business day of the offering period, whichever is lower. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. As of June 30, 2024, the Company has issued no shares under the ESPP as the first offering period has not begun. As of June 30, 2024, there were 375,000 shares available for issuance under the ESPP.

Compensation Expense

The following table presents the classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$2,304	$355	$6,302	$614
General and administrative expenses	2,208	301	3,267	571
Total	$4,512	$656	$9,569	$1,185

As of June 30, 2024, there was $16.0 million of unrecognized compensation expense (including modification expense related to the catch-up) related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.4 years, $24.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.5 years and $5.0 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.7 years.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(10,739)	$(13,008)	$(35,887)	$(29,141)
Denominator:
Weighted-average common shares outstanding	37,462,788	3,404,585	29,657,249	3,404,585
Less: Weighted-average unvested shares of common stock	(837,497)	—	(755,850)	—
Weighted-average common shares outstanding—basic and diluted	36,625,291	3,404,585	28,901,399	3,404,585
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(3.82)	$(1.24)	$(8.56)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Six Months Ended June 30, 2024
	2024	2023
Common stock issuable upon conversion of redeemable convertible preferred stock	—	23,935,594
Common stock issuable upon settlement of profits interests	—	3,964,693
Restricted stock subject to future vesting	767,209	—
Options to purchase common stock	3,510,011	—
Restricted stock units	498,490	—
Total	4,775,710	27,900,287

12.
Subsequent Events

On July 19, 2024, pursuant to the terms of the Affini-T Agreement, the Company received equity consideration of 933,650 shares of Affini-T common stock upon the achievement of a regulatory milestone related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy. The estimated fair value of these Affini-T shares is $4.0 million using an option-pricing valuation model (see Note 3).

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

Overview

We are a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox. We are harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, to unlock four billion years of microbial evolution to discover and develop a suite of novel editing tools capable of correcting any type of genetic mutation found anywhere in the genome. Our platform combines AI and proprietary algorithms run on expansive cloud computing infrastructure to screen for novel clustered regularly interspaced short palindromic repeat (“CRISPR”) nucleases and other effector enzymes at high speed.

Our comprehensive genome editing toolbox includes programmable nucleases, base editors, RNA-mediated integration systems (“RIGS”) for small corrections (“prime editing”) as well as for larger integrations, and CRISPR-associated transposases (“CASTs”) for doing large integrations with DNA. These tools form a toolbox that can potentially make any desired gene modification – gene knock-down, gene knock-in as well as small and large genetic changes. In addition to overcoming the activity, targetability, and specificity limitations of first-generation systems, our toolbox includes ultra small editing systems, designed to have broad compatibility with viral and nonviral delivery technologies, to address the full spectrum of genetic medicine for hepatic- and extrahepatic therapeutic indications. All elements of our toolbox are wholly owned, and we have constructed a broad patent estate that protects our intellectual property. We anticipate that our toolbox will continue to expand as we discover, interrogate, and optimize our novel editing systems.

We are taking a stepwise approach deploying our genome editing toolbox to develop potentially curative therapies for patients. Our lead programs are selected to both address important diseases and to establish new standards in targetability, precision, efficiency, and scope of editing capabilities. Each of these indications was chosen based on our conviction in the underlying disease biology, existence of validating preclinical and clinical data, availability of pharmacodynamic and translational tools to assess early proof-of-concept, relevant value supporting outcome measures, and ongoing clinical unmet need. While we do not currently have any approved products and all of our product candidates are preclinical, our lead programs capture an ever-growing set of translational learnings and insights that will inform and potentially accelerate future therapeutic programs. Ultimately, we intend to prosecute a genetic medicine therapeutic development strategy across a broad array of diseases and target organs including liver, central nervous system, muscle, kidney, and lung.

Lead Therapeutic Programs

Hemophilia A

Our investigational development program in hemophilia A is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children.

Our program is designed to insert a Factor VIII (“FVIII”) DNA cassette into a “safe harbor location,” within an intron of the albumin gene that is not expected to have deleterious effects. FVIII expression is then driven off the strength of the native albumin promoter. Our lead hemophilia A genome editing strategy has two components. A lipid nanoparticle (“LNP”) is designed to deliver mRNA along with a gRNA to the liver in order to produce a highly efficient and specific nuclease that creates a precise cut at the albumin safe harbor gene locus. Additionally, an adeno-associated virus (“AAV”) vector that is designed to deliver the donor template FVIII DNA that becomes inserted into the nuclease cut site by a naturally occurring DNA repair process called non-homologous end joining.

In an ongoing non-human primate (“NHP”) study, we demonstrated integration of a surrogate cynomolgus-FVIII cassette (used to avoid immune response that would occur with a foreign human FVIII protein) and observed therapeutically relevant levels of the cyno-FVIII protein in all 3 treated animals that was extended for 4.5 months. We presented this data in a late breaking session at the World Federation of Hemophilia World Congress, in April 2024.

Following our meeting with the FDA to align on key aspects of our planned IND submission, in August 2024, we nominated a lead development candidate, MGX-001. We plan to present 12-month durability data for FVIII expression in our ongoing NHP study in September 2024. In parallel, we are initiating current good manufacturing practices manufacturing activities.

Ionis Collaboration

All four therapeutic targets in Wave 1 of our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis”) focus on high value cardiometabolic diseases and are advancing in lead optimization, including transthyretin amyloidosis which targets TTR and refractory hypertension which targets angiotensinogen (“AGT”). Following selection of the remaining Wave 1 targets in the Ionis collaboration in the first quarter of 2024, all four therapeutic programs successfully advanced into the lead optimization phase in the second quarter of 2024. Along with our partner Ionis, we are conducting preclinical activities with the aim of demonstrating in vivo proof-of-concept in 2024, advancing NHP studies and unlocking potential for one to two development candidate nominations in 2025.

Transthyretin Amyloidosis

Transthyretin amyloidosis is a disease of misfolded and aggregated transthyretin (“TTR”) protein that can deposit in tissues causing organ dysfunction, primarily in the heart and/or peripheral nerves. Our development program in TTR aims to provide efficient TTR knockdown and halt further deposition of amyloid fibrils. Along with our partner Ionis, we have achieved more than 90% knock-down of human TTR protein in a humanized TTR mouse model, and have initiated NHP studies.

Refractory Hypertension

The refractory hypertension program is designed to knock-down the expression of AGT in the liver using one of our programmable nucleases to generate a durable reduction in blood pressure from a single treatment. Along with our partner Ionis, we have achieved greater than 85% knock-down of human AGT protein in a humanized AGT mouse model, and have plans to initiate NHP studies.

Technology Platform

Nucleases

To date, we have identified thousands of novel CRISPR type II, type V and highly efficient ultra-small (SMall Arginine-Rich sysTems or SMART) nucleases, expanding the collection of known programmable nucleases by mining our proprietary metagenomics database. This allows us to potentially select the ideal nuclease for targeting any given gene in a site-specific manner, overcoming a major limitation of first-generation CRISPR/Cas9 systems.

Ultra small (SMART) systems

The ability to package our systems into a single AAV will enable more efficient targeting of organs and diseases beyond what is currently possible with LNP delivery. For example, at 429 aa in length, one of our SMART nucleases is a fraction of the size of the industry-standard SpCas9 system, which is 1,300 aa and exceeds the delivery capacity of standard AAV vectors. We recently achieved in vitro proof-of-concept for an undisclosed neuromuscular target with one of our compact editing systems.

Base Editors

The chassis of our nucleases can be leveraged by adding on additional effector enzymes to create base editors capable of single nucleotide changes in the genome. We showed that by using PAM interacting domain engineering, we expanded the genome targetability of our base editors by 5-fold compared to SpCas9 base editors. We recently achieved multiplex base editing proof-of-concept and plan to present this data at a scientific conference in the second half of 2024.

RNA-mediated Integration Systems (RIGS)

RIGS are the systems we use for small genomic replacements such as transversions, transitions, insertions, and deletions, as well as the programmable integration of large transgenes delivered as RNA, with the potential to address any genetic disease requiring a large gene integration.

We recently achieved in vitro proof-of-concept using our RIGS for a small gene correction in undisclosed liver targets. Additionally, using proprietary reverse transcriptases we demonstrated what we believe to be the first-ever targeted integration of >900 bp in human cells with our RIGS using all-RNA delivery. We consider this to be a major step forward in the gene editing space, as these systems could be delivered entirely as RNA, compatible with current LNP delivery technologies, and could enable large, targeted exogenous gene integrations.

DNA-mediated Integrations

CASTs are naturally occurring programmable transposase systems with the ability to site-specifically integrate large transgenes delivered as DNA, and with the potential to address any genetic disease requiring a large gene integration. Our CASTs are being developed in order to enable large, >10,000 base pairs, targeted genomic integrations for therapeutic applications. We recently achieved in vitro proof-of-concept for large gene integration using our potentially industry leading, compact CAST technology, with publication pending.

Other Business Updates

As a result of the acceleration of all four Wave 1 Ionis targets into lead optimization, as well as our decision to deprioritize PH1, we are revising to provide pipeline guidance only through year-end 2025, including the next one to two DC nominations in 2025. We are maintaining our guidance for the planned IND filing for hemophilia A in 2026.

We are focusing our internal efforts on in vivo gene editing therapeutic approaches and pursue technology out-licensing for ex vivo cell therapy, where next generation gene editing systems are an important enabler of novel therapies.

Going forward, we are not going to pursue amyotrophic lateral sclerosis (ALS) based upon recent peer company clinical data regarding the lack of efficacy of Ataxin-2 as a therapeutic target for ALS.

We have revised our pipeline design to consolidate earlier stage programs and make it easier to identify our near term pipeline priorities focused on in vivo gene editing and liver indications.

Affini-T Collaboration

On July 19, 2024, pursuant to the terms of the Affini-T Agreement, we received equity consideration of 933,650 shares of Affini-T common stock, estimated at a fair value of $4.0 million, upon the achievement of a regulatory milestone related to the submission of drug master files to FDA in support of an IND for Affini-T’s T-cell receptor based therapy.

Termination of Moderna Agreement

On April 26, 2024 (the “Termination Date”), we and ModernaTx, Inc. (“Moderna”) mutually terminated the Strategic Collaboration and License Agreement, dated October 29, 2021 (the “Moderna Agreement”), by and between us and Moderna. The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between us and Moderna. Pursuant to the Termination Agreement, we regained full development and commercialization rights to our wholly-owned base editing and RIGS technologies that were subject to the Moderna Agreement. Effective as of the Termination Date, the Moderna Agreement was terminated in its entirety and the rights and licenses granted by us to Moderna terminated in all respects. We are not entitled to receive any future payments from Moderna pursuant to the Termination Agreement or Moderna Agreement.

As a result of the termination of the Moderna Agreement, we also regained full rights to our Primary Hyperoxaluria Type 1 (“PH1”) program. We have decided to look for a partner or licensee for further development of PH1. Previously disclosed data achieved preclinical proof-of-concept in an accepted disease model of PH1.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $20.0 million and $31.2 million for the three and six months ended June 30, 2024, respectively, and $11.3 million and $20.0 million for the three and six months ended June 30, 2023, respectively.

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

Total Other Income, Net

Total other income, net, includes interest income from our investments in available-for-sale marketable securities and changes in the fair value of our investment in Affini-T.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Collaboration revenue	$20,008	$11,337	$8,671	$31,167	$19,994	$11,173
Operating expenses:
Research and development	28,320	22,681	5,639	59,759	42,811	16,948
General and administrative	8,551	6,619	1,932	17,303	13,084	4,219
Total operating expenses	36,871	29,300	7,571	77,062	55,895	21,167
Loss from operations	(16,863)	(17,963)	1,100	(45,895)	(35,901)	(9,994)
Other income (expense):
Interest income	3,976	3,967	9	7,910	7,970	(60)
Change in fair value of long-term investments	—	2,870	(2,870)	—	2,870	(2,870)
Other income (expense), net	(51)	16	(67)	(101)	15	(116)
Total other income, net	3,925	6,853	(2,928)	7,809	10,855	(3,046)
Net loss before benefit (provision) for income taxes	(12,938)	(11,110)	(1,828)	(38,086)	(25,046)	(13,040)
Benefit (provision) for income taxes	2,199	(1,898)	4,097	2,199	(4,095)	6,294
Net loss	$(10,739)	$(13,008)	$2,269	$(35,887)	$(29,141)	$(6,746)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Ionis	$3,079	$4,802	$(1,723)	$11,144	$8,465	$2,679
Moderna	15,947	4,548	11,399	18,742	8,890	9,852
Affini-T	982	1,987	(1,005)	1,281	2,639	(1,358)
Total collaboration revenue	$20,008	$11,337	$8,671	$31,167	$19,994	$11,173

Our revenue consists of collaboration revenue recognized under our agreements with Moderna (prior to the termination of the Moderna Agreement), Affini-T and Ionis. We recognize revenue as the performance obligations are satisfied. Collaboration revenue increased by $8.7 million, from $11.3 million for the three months ended June 30, 2023 to $20.0 million for the three months ended June 30, 2024 and increased by $11.2 million, from $20.0 million for the six months ended June 30, 2023 to $31.2 million for the six months ended June 30, 2024. The increase in collaboration revenue for the three months ended June 30, 2024 was primarily driven by a $11.4 million increase in revenue related to the Moderna Agreement mainly due to the recognition of all remaining deferred revenue of $15.9 million resulting from the Termination Agreement, offset by a $1.7 million decrease in revenue related to the Ionis Agreement and a $1.0 million decrease in revenue related to the Affini-T Agreement. The increase in collaboration revenue for the six months ended June 30, 2024 was primarily driven by a $9.9 million increase in revenue related to the Moderna Agreement mainly due to the recognition of all remaining deferred revenue during the six months ended June 30, 2024 and a $2.7 million increase in revenue related to the Ionis Agreement as we performed more services, offset by a $1.4 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Employee-related expenses	$12,982	$9,234	$3,748	$27,864	$16,956	$10,908
Laboratory materials and supplies	6,073	3,940	2,133	11,872	8,419	3,453
Facilities and overhead costs	6,112	4,710	1,402	11,889	10,048	1,841
Other research and development expenses and consulting costs	3,153	4,797	(1,644)	8,134	7,388	746
Total research and development expense	$28,320	$22,681	$5,639	$59,759	$42,811	$16,948

Research and development expenses increased by $5.6 million, from $22.7 million for the three months ended June 30, 2023 to $28.3 million for the three months ended June 30, 2024 and increased by $16.9 million, from $42.8 million for the six months ended June 30, 2023 to $59.8 million for the six months ended June 30, 2024.

Employee-related expenses increased by $3.7 million and $10.9 million during the three and six months ended June 30, 2024, respectively, including a $1.9 million and $5.7 million increase, respectively, in stock-based compensation expense related to increased headcount and issuance of annual equity awards to existing employees, in addition to a one-time acceleration of stock-based compensation expense related to profits interests units that were canceled without a concurrent grant of a replacement award during the Reorganization and were accounted for as a repurchase for no consideration during the six months ended June 30, 2024. Laboratory materials and supplies increased by $2.1 million and $3.5 million during the three and six months ended June 30, 2024, respectively, due to expansion of our research and development operations. Facilities and allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology related expenses allocated to research and development increased by $1.4 million and $1.8 million during the three and six months ended June 30, 2024, respectively. Other research and development and consulting costs decreased by $1.6 million during the three months ended June 30, 2024 and increased by $0.7 million during the six months ended June 30, 2024, mainly due to the timing of external research and development costs to support our research and preclinical development activities.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, from $6.6 million for the three months ended June 30, 2023 to $8.6 million for the three months ended June 30, 2024 and increased by $4.2 million, from $13.1 million for the six months ended June 30, 2023 to $17.3 million for the six months ended June 30, 2024. The increase for both the three and six months ended June 30, 2024 was primarily related to an increase in employee-related expenses, including stock-based compensation expense, as a result of increased headcount and issuance of annual equity awards to existing employees.

Total Other Income, Net

Total other income, net, decreased by $2.9 million, from $6.9 million for the three months ended June 30, 2023 to $3.9 million for the three months ended June 30, 2024 and decreased by $3.0 million, from $10.9 million for the six months ended June 30, 2023 to $7.8 million for the six months ended June 30, 2024. The decrease in other income, net, for both the three and six months ended June 30, 2024 was primarily due to a change in the fair value of our long term investment in Affini-T which was remeasured to fair value during the three and six months ended June 30, 2023.

Benefit (Provision) for Income Taxes

Provision for income taxes decreased by $4.1 million and $6.3 million for the three and six months ended June 30, 2024, respectively, from a provision for income taxes of $1.9 million and $4.1 million for three and six months ended June 30, 2023, respectively, to a benefit for income taxes of $2.2 million for both the three and six months ended June 30, 2024. The benefit for income taxes for the three and six months ended June 30, 2024 was due to our intention to elect to carry back the 2024 research and development credit to the prior year. The provision for income taxes for the three and six months ended June 30, 2023 was mainly due to our taxable income related to an upfront payment received under the Ionis Agreement and capitalization of research and development expenses under the Internal Revenue Code Section 174 (“Section 174”).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through June 30, 2024, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and $35.9 million and $29.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $180.8 million.

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

As of June 30, 2024, we had $299.9 million in cash, cash equivalents and available-for-sale marketable securities. We believe that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(56,159)	$(47,087)
Net cash used in investing activities	(107,768)	(90,787)
Net cash provided by financing activities	84,505	4,256
Net decrease in cash, cash equivalents and restricted cash	$(79,422)	$(133,618)

Cash Flows from Operating Activities

Net cash used in operating activities was $56.2 million for the six months ended June 30, 2024 and consisted primarily of our net loss of $35.9 million and changes in our net operating assets and liabilities of $31.7 million, partially offset by net non-cash charges of $11.4 million. The net change in operating assets and liabilities consisted primarily of a decrease of $29.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a $3.3 million decrease in income tax payable due to payment of our 2023 income tax liability and a decrease of $1.3 million in other non-current liabilities, offset by an increase of $1.7 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $9.6 million in stock-based compensation expense, $2.6 million of depreciation expense, and $2.3 million in non-cash lease expense, partially offset by $3.2 million in amortization of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the six months ended June 30, 2023 was $47.1 million and consisted primarily of our net loss of $29.1 million and changes in our net operating assets and liabilities of $15.1 million, partially offset by net non-cash income of $2.8 million. The changes in our net operating assets and liabilities consisted primarily of a decrease of $16.2 million in deferred revenue as we recognized revenue under our collaboration agreements, and an increase of $2.3 million in accounts receivable, partially offset by a $1.3 million decrease in contract assets and a $1.2 million increase in income tax payable. The net non-cash income consisted primarily of $4.5 million in amortization of the discount on our available-for-sale marketable securities and $2.9 million increase in the fair value of our investments in Affini-T, offset by $2.0 million in non-cash lease expense, $1.9 million of depreciation expense, and $1.2 million in stock-based compensation expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $107.8 million due to net purchases of available-for-sale marketable securities of $106.2 million and purchases of property and equipment of $1.6 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $90.8 million due to net purchases of available-for-sale marketable securities of $85.0 million and purchases of property and equipment of $5.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $84.5 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Net cash provided by financing activities for the six months ended June 30, 2023 was $4.3 million primarily due to net proceeds from the issuance of our Series B-1 redeemable convertible preferred stock.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the six months ended June 30, 2024, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and for the six months ended June 30, 2024 and 2023, our net losses were $35.9 million and $29.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $180.8 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2024, our cash, cash equivalents and available-for-sale marketable securities were $299.9 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the effect of competing technological and market developments; and
•
health pandemics, economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

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

The time required to obtain approval for any of our potential product candidates from the FDA, the European Medicines Agency (“EMA”) or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. For more information on the regulatory approval process, see “Business—Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of any product candidates we may develop are successful, such product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

Amongst publicly traded peers, there are several companies utilizing CRISPR/Cas technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG and Intellia Therapeutics, Inc. Several additional companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc., bluebird bio, Inc., and Cellectis Inc. utilize alternative nuclease-based genome editing technologies, including zinc finger nucleases (“ZFNs”), engineered meganucleases and transcription-activator like effector nucleases (“TALENs”). Beam Therapeutics utilizes base editing technology. Prime Medicine utilizes prime editing technology.

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

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, such as the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

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

In addition, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we may face similar volatility in our stock price. We cannot predict the scope and severity of any economic recovery after the COVID-19 pandemic abates, including following any additional “waves” or other intensifying of the pandemic. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, the COVID-19 pandemic or other similar public health crises could exacerbate the other risks described in this section.

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

We may fail to manage our growth effectively. As of June 30, 2024, we had 228 full-time employees, of which 76 have M.D. or Ph.D. degrees. Within our workforce, 193 employees are engaged in research and development and 35 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
general economic, industry and market conditions, such as those arising from U.S.-China relations, rising interest rates and inflation or deflation;
•
global health pandemics such as the COVID-19 pandemic;
•
geopolitical conflict such as those between Russia and Ukraine, and Israel and Hamas; and

•
the other factors described in this “Risk Factors” section.

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

As of June 30, 2024, 37,459,853 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Metagenomi, Inc.

Date: August 14, 2024	By:	/s/ Brian C. Thomas
Brian C. Thomas, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Pamela Wapnick
Pamela Wapnick, MBA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)