Form 10-Q
period 2024-09-30
Metagenomi, Inc.
filed 2024-11-13
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(510) 871-4880

(Registrant’s telephone number, including area code)

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

As of November 7, 2024, the registrant had 37,423,917 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

From time to time, we may use our website to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investor Relations section of our website, available at https://ir.metagenomi.co/. Investors are encouraged to review the Investor Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website are not incorporated into, and does not form a part of, this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,117	$140,603
Available-for-sale marketable securities	249,470	130,579
Accounts receivable	589	2,451
Prepaid expenses and other current assets	7,117	4,640
Total current assets	282,293	278,273
Property and equipment, net	19,719	21,542
Long-term investments	10,577	10,676
Operating lease right-of-use assets	40,191	43,611
Other assets	320	5,492
Restricted cash	5,248	5,248
Total assets	$358,348	$364,842
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,103	$1,791
Income tax payable	—	3,266
Accrued expenses and other current liabilities	8,840	11,472
Current portion of operating lease liabilities	4,696	3,427
Collaboration advance	—	837
Deferred revenue	29,053	48,068
Total current liabilities	45,692	68,861
Non-current portion of operating lease liabilities	41,377	44,802
Deferred revenue, non-current	12,431	30,926
Other non-current liabilities	3,075	5,079
Total liabilities	102,575	149,668
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: zero shares authorized, issued and outstanding as of September 30, 2024; 41,813,375 shares authorized, issued and outstanding as of December 31, 2023; liquidation preference of $352,044 as of December 31, 2023	—	350,758
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares and zero shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares and 66,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 37,432,832 and 3,404,585 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	—
Additional paid-in-capital	453,734	9,457
Accumulated other comprehensive income (loss)	1,639	(97)
Accumulated deficit	(199,604)	(144,944)
Total stockholders’ equity (deficit)	255,773	(135,584)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$358,348	$364,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$11,514	$12,363	$42,681	$32,357
Operating expenses:
Research and development	26,256	26,837	86,015	69,648
General and administrative	7,641	7,921	24,944	21,005
Total operating expenses	33,897	34,758	110,959	90,653
Loss from operations	(22,383)	(22,395)	(68,278)	(58,296)
Other income (expense):
Interest income	3,616	3,866	11,526	11,836
Change in fair value of long-term investments	(2,055)	—	(2,055)	2,870
Other expense, net	(57)	(85)	(158)	(70)
Total other income, net	1,504	3,781	9,313	14,636
Net loss before benefit (provision) for income taxes	(20,879)	(18,614)	(58,965)	(43,660)
Benefit (provision) for income taxes	2,106	(1,206)	4,305	(5,301)
Net loss	$(18,773)	$(19,820)	$(54,660)	$(48,961)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	1,904	70	1,736	(85)
Comprehensive loss	$(16,869)	$(19,750)	$(52,924)	$(49,046)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(5.82)	$(1.73)	$(14.38)
Weighted average common shares outstanding, basic and diluted	36,766,309	3,404,585	31,601,825	3,404,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	—	37,468,078	4	445,999	(278)	(170,092)	275,633
Forfeiture of unvested common stock	—	—	(8,225)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(10,739)	(10,739)
BALANCE—June 30, 2024	—	—	37,459,853	4	450,511	(265)	(180,831)	269,419
Vesting of restricted stock units	—	—	20,361	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(47,382)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,223	—	—	3,223
Other comprehensive income	—	—	—	—	—	1,904	—	1,904
Net loss	—	—	—	—	—	—	(18,773)	(18,773)
BALANCE—September 30, 2024	—	$—	37,432,832	$4	$453,734	$1,639	$(199,604)	$255,773

BALANCE—December 31, 2022	41,478,621	$346,103	3,404,585	$—	$2,535	$(274)	$(76,689)	$(74,428)
Issuance of Series B-1 redeemable convertible preferred stock	334,754	4,655	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	529	—	—	529
Other comprehensive income	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(16,133)	(16,133)
BALANCE—March 31, 2023	41,813,375	350,758	3,404,585	—	3,064	(253)	(92,822)	(90,011)
Stock-based compensation expense	—	—	—	—	656	—	—	656
Other comprehensive loss	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(13,008)	(13,008)
BALANCE—June 30, 2023	41,813,375	350,758	3,404,585	—	3,720	(429)	(105,830)	(102,539)
Stock-based compensation expense	—	—	—	—	3,268	—	—	3,268
Other comprehensive income	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	(19,820)	(19,820)
BALANCE—September 30, 2023	41,813,375	$350,758	3,404,585	$—	$6,988	$(359)	$(125,650)	$(119,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(54,660)	$(48,961)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,792	4,453
Depreciation	3,946	3,006
Loss on fixed assets write-off	290	9
Non-cash lease expense	3,432	3,107
Amortization of premiums and discounts on available-for-sale marketable securities	(4,827)	(6,852)
Amortization of non-cash collaboration revenue	(1,613)	(654)
Change in fair value of long-term investments	2,055	(2,870)
Changes in operating assets and liabilities:
Accounts receivable	1,862	(3,924)
Contract assets	—	1,274
Prepaid expenses and other assets	(1,159)	389
Accounts payable	1,464	2,439
Income tax payable	(3,266)	632
Deferred revenue and collaboration advance	(38,366)	(25,039)
Accrued expenses and other current liabilities	(575)	727
Operating lease liabilities	(2,168)	(972)
Other non-current liabilities	(2,004)	2,419
Net cash used in operating activities	(82,797)	(70,817)
Cash flows from investing activities
Purchases of property and equipment	(2,780)	(8,077)
Purchases of available-for-sale marketable securities	(293,755)	(168,977)
Maturities of available-for-sale marketable securities	180,157	162,156
Purchases of long-term investments	(324)	—
Net cash used in investing activities	(116,702)	(14,898)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	84,013	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	4,295
Payments of initial public offering costs	—	(1,949)
Net cash provided by financing activities	84,013	2,346
Net decrease in cash, cash equivalents and restricted cash	(115,486)	(83,369)
Cash, cash equivalents and restricted cash at beginning of period	145,851	190,514
Cash, cash equivalents and restricted cash at end of period	$30,365	$107,145
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$350,758	$—
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$9,457	$—
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$3,283	$—
Common shares of Affini-T received for collaboration revenue	$1,632	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$271	$876
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$30,608
Deferred initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$2,456
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,117	$101,897
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$30,365	$107,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metagenomi, Inc.

Notes to Condensed Consolidated Financial Statements

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

Reorganization and Reverse Stock Split

On January 24, 2024, the Company completed a series of transactions pursuant to which Metagenomi LLC merged with and into Metagenomi, Inc., with Metagenomi, Inc. continuing as the surviving corporation (the “Reorganization”). In connection with the Reorganization, (i) all of the outstanding common unitholders received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding preferred unitholders received shares of redeemable convertible preferred stock of Metagenomi, Inc. with the same rights and privileges and (iii) certain holders of profits interest units received shares of common stock and unvested restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Amended and Restated Limited Liability Company Agreement dated December 20, 2022, as amended on July 31, 2023 (the “LLC Agreement”) in effect immediately prior to the Reorganization. In connection with the Reorganization, by operation of law, Metagenomi, Inc. acquired all assets of Metagenomi LLC, and assumed all of its liabilities and obligations. The Reorganization is expected to be a non-taxable transaction to Metagenomi, Inc. for United States (“U.S.”) income tax purposes.

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

Liquidity and going concern

The Company has incurred significant losses from operations since its inception. As of September 30, 2024, the Company had an accumulated deficit of $199.6 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of September 30, 2024 of $274.6 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the nine months ended September 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires, among other things, more detailed disclosures about specified categories of expense (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This ASU may be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s financial instruments measured at fair value on a recurring basis consist of Level 1, Level 2, and Level 3 financial instruments. Usually, marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. Government bonds, corporate debt obligations, commercial paper, government agency obligations and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company’s investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) are Level 3 financial assets.

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$23,846	$23,846	$—	$—
U.S. government bonds	121,824	—	121,824	—
Government agency obligations	40,537	—	40,537	—
Corporate debt obligations	31,270	—	31,270	—
Commercial paper	42,673	—	42,673	—
Asset-backed securities	10,691	—	10,691	—
Foreign debt securities	2,475	—	2,475	—
Long-term investments (Note 5)	8,422	—	—	8,422
Total fair value of assets	$281,738	$23,846	$249,470	$8,422

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$137,216	$137,216	$—	$—
U.S. Treasury bills	9,831	—	9,831	—
U.S. Government bonds	2,989	—	2,989	—
Government agency obligations	46,409	—	46,409	—
Corporate debt obligations	10,973	—	10,973	—
Commercial paper	54,727	—	54,727	—
Asset-backed securities	2,171	—	2,171	—
Foreign debt securities	3,479	—	3,479	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$276,316	$137,216	$130,579	$8,521

In addition, restricted cash of $5.2 million as of September 30, 2024 and December 31, 2023, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company accounts for its investments in Affini-T by applying an option-pricing model backsolve method for inferring the total equity value implied by a recent Series B preferred stock financing round of Affini-T. Key assumptions used in the valuation model as of September 30, 2024 included an expected holding period of two years, a risk free interest rate of 4.05%, a dividend yield of 0.0% and an estimated volatility of 88.5%. Key assumptions used in the valuation model as of December 31, 2023 included an expected holding period of two years, a risk free interest rate of 4.87%, a dividend yield of 0.0% and an estimated volatility of 83.0%. Estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to Affini-T.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$8,521	$8,521	$8,521	$5,651
Fair value of investment received as collaboration consideration	1,632	—	1,632	—
Fair value of investment purchased in preferred stock purchase agreement	324	—	324	—
Change in fair value included in other income (expense)	(2,055)	—	(2,055)	2,870
Ending balance	$8,422	$8,521	$8,422	$8,521

4.
Available-For-Sale Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	September 30, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$23,846	$—	$—	$23,846
U.S. government bonds	120,666	1,160	(2)	121,824
Government agency obligations	40,240	297	—	40,537
Corporate debt obligations	31,182	88	—	31,270
Commercial paper	42,600	73	—	42,673
Asset-backed securities	10,668	23	—	10,691
Foreign debt securities	2,475	—	—	2,475
Total	271,677	1,641	(2)	273,316
Less: amounts classified as cash equivalents	(23,846)	—	—	(23,846)
Total available-for-sale marketable securities	$247,831	$1,641	$(2)	$249,470

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Money market funds	$137,216	$—	$—	$137,216
U.S. treasury bills	9,826	5	—	9,831
U.S. government bonds	3,005	—	(16)	2,989
Government agency obligations	46,446	4	(41)	46,409
Corporate debt obligations	11,014	—	(41)	10,973
Commercial paper	54,724	4	(1)	54,727
Asset-backed securities	2,177	—	(6)	2,171
Foreign debt securities	3,484	—	(5)	3,479
Total	267,892	13	(110)	267,795
Less: amounts classified as cash equivalents	(137,216)	—	—	(137,216)
Total available-for-sale marketable securities	$130,676	$13	$(110)	$130,579

As of September 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 was $1.6 million and $1.0 million, respectively. The company has not written off any accrued interest receivable during the three and nine months ended September 30, 2024 and 2023.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$154,228	$154,702	$129,823	$129,728
Maturing in one to five years	93,603	94,768	853	851
Total available-for-sale marketable securities	$247,831	$249,470	$130,676	$130,579

5.
Long-Term Investments

Affini-T investment

In July 2024, pursuant to the terms of the Development, Option and License Agreement with Affini-T (the “Affini-T Agreement”), the Company received equity consideration of 933,650 shares of Affini-T common stock upon the achievement of a regulatory milestone related to the submission of drug master files to the Food and Drug Administration (“FDA”) in support of an investigational new drug (“IND”) application for Affini-T’s T-cell receptor-based therapy. Refer to Note 7 for further discussion of the Affini-T Agreement to perform research and development activities.

In August 2024, in connection with Affini-T’s Series B extension, the Company entered into a Joinder to Series B Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), pursuant to which the Company purchased 33,383 shares of Series B convertible preferred stock of Affini-T (the “Affini-T Series B Preferred Stock”) at a purchase price of $9.714 per share and received warrants to purchase up to 16,691 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of approximately $0.3 million. The Series B Purchase Agreement also provides for the purchase of up to an additional 16,691 shares of Affini-T Series B Preferred Stock at a purchase price of $9.714 per share and warrants to purchase up to 8,345 shares of common stock at an exercise price of $0.01 per share in a subsequent milestone closing (the “Milestone Closing”), upon Affini-T achieving certain milestone conditions. The Milestone Closing has not occurred as of September 30, 2024.

As of September 30, 2024, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock. As of December 31, 2023, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock and 933,650 shares of common stock. The Company performed a VIE analysis and concluded that it was not a primary beneficiary of Affini-T as of September 30, 2024 and December 31, 2023.

The Company is using the fair value method to account for its investments in Affini-T using an option-pricing valuation model and recent Affini-T financing transactions (see Note 3) with changes in fair value recorded to other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The estimated fair value of its investments in Affini-T was $8.4 million as of September 30, 2024 and $8.5 million as of December 31, 2023. The Company recognized a loss related to the change in fair value of $2.1 million during the three and nine months ended September 30, 2024, and recognized a gain related to the change in fair value of zero and $2.9 million during the three and nine months ended September 30, 2023, respectively.

ViTToria investment

As of September 30, 2024 and December 31, 2023, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of September 30, 2024 and December 31, 2023, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued personnel related expenses	$5,574	$7,263
Accrued legal and professional services	1,350	2,627
Accrued research and development expenses	1,376	856
Accrued purchases of property and equipment	174	445
Other accrued liabilities	366	281
Total accrued expenses and other current liabilities	$8,840	$11,472

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

Prior to the Termination, the parties collaborated on the research and development of in vivo genome editing therapies directed at certain targets and the commercialization of such genome editing therapies. The collaboration provided Moderna with exclusive access to the Company’s technology platform during the research period in (1) the field of in vivo genome editing technology for a therapeutic, ameliorative or prophylactic application by way of knock-out through InDel formation or base editing or insertion of an exogenous DNA template (such field, “DT Field”) and (2) the field of in vivo genome editing technology for a therapeutic, ameliorative or prophylactic application outside the use of (a) DNA donor templates and (b) no exogenous template at all but including (c) correction by base editing (such field, “RT Field”). The use of RIGS with messenger RNA (“mRNA”) and base editing correction with mRNA was within the RT Field exclusive to Moderna within the term. The parties formed a joint steering committee, a joint research subcommittee and a joint patent subcommittee to oversee the collaboration activities.

Under the terms of the Moderna Agreement, the parties agreed to collaborate on one or more programs in the RT Field (the “Moderna RT program”) and two programs in the DT Field (the “Moderna DT program” and the “DT Co-Co program”).

With respect to the Moderna RT program and Moderna DT program, the parties agreed to collaborate on the research and development of product candidates under the approved research plans. The initial research term of the Moderna RT program was four years, which could have been extended by Moderna for an additional three years upon written notice and a payment of extension fees. The initial research term of the Moderna DT program was four years. The Company granted Moderna an option to obtain an exclusive license to develop, manufacture and commercialize up to ten Moderna RT program candidates and up to two Moderna DT program candidates at any time during the research term and prior to filing of an IND application with the FDA or any similar application filed with a regulatory authority in a country other than the U.S., subject to Moderna’s payment of an option exercise fee of $10.0 million per target.

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

During the year ended December 31, 2021, the Company received a non-refundable upfront payment of $40.0 million and a $5.0 million payment for the first year of research costs. Concurrent with the Moderna Agreement, Moderna also provided $30.0 million in cash in the form of a convertible promissory note pursuant to a convertible promissory note agreement dated October 29, 2021 (the “Moderna Convertible Promissory Note Agreement”). The convertible promissory note was converted into shares of Series B redeemable convertible preferred units in January 2022. Moderna reimbursed the Company up to $5.0 million in annual research and development costs related to the Moderna RT program and Moderna DT program, or up to the agreed amount of expenses per the budget. As of September 30, 2024, the Company has received a total of $56.6 million under the Moderna Agreement, not including cost-sharing payments under the DT Co-Co program.

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

Due to the Termination of the Moderna Agreement, the Company recognized all remaining deferred revenue as revenue during the nine months ended September 30, 2024. The final $5.0 million payment related to the fourth year of research costs was forfeited. The Company recognized collaboration revenue of zero and $18.7 million in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively, and $5.3 million and $14.2 million for the three and nine months ended September 30, 2023, respectively, which was included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company recorded no accounts receivable on the condensed consolidated balance sheets as of September 30, 2024 and $0.5 million as of December 31, 2023, related to services performed. As of September 30, 2024 and December 31, 2023, deferred revenue related to the Moderna Agreement was zero and $18.7 million, respectively. As of September 30, 2024, there were no remaining unsatisfied performance obligations.

During the three and nine months ended September 30, 2023, the Company recognized zero and $0.3 million in credits to research and development expenses related to the cost sharing allocation, respectively, and $0.1 million and $0.5 million in credits related to the amortization of the collaboration advance, respectively. During the three and nine months ended September 30, 2024, the Company recognized zero and $0.1 million in credits related to the cost sharing allocation, respectively, and zero and $0.7 million in credits related to the amortization of the collaboration advance, respectively. As of September 30, 2024 and December 31, 2023, the collaboration advance balance was zero and $0.7 million, respectively, and the cost-sharing payable balance was zero and $0.1 million, which were presented as a collaboration advance on the Company’s condensed consolidated balance sheets.

Affini-T development, option and license agreement

Terms of the agreement

Pursuant to the Affini-T Agreement entered into on June 14, 2022, the parties have agreed to identify, develop or optimize certain reagents using the Company’s proprietary technology for Affini-T to use such reagents to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide. A joint steering committee was established by both parties to assign alliance managers and project leaders to oversee the collaboration activities.

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

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of September 30, 2024, the Company has received a total of $7.4 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (ii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iii) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and were constrained at the effective date to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. In July 2024, the Company included previously constrained additional equity consideration related to the regulatory milestone with an estimated fair value of $1.6 million in the transaction price, resulting in an increase to variable consideration. As of September 30, 2024 and December 31, 2023, future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. In addition, the equity consideration related to the regulatory milestone was also excluded from the estimated total transaction price as of December 31, 2023, as it was also considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $1.6 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded $0.1 million and $2.0 million in accounts receivable on the condensed consolidated balance sheet, respectively, related to services performed. There was no contract asset related to services performed as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, deferred revenue related to the Affini-T Agreement was $0.3 million and $0.2 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $0.9 million as of September 30, 2024, which the Company expects to recognize as revenue over the next four-to-five years.

Ionis collaboration and license agreement

Terms of the agreement

On November 10, 2022 the Company entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) (the “Ionis Agreement”) to collaborate on drug discovery and exploratory research activities to advance new medicines using genome editing strategies, with the goal of discovering novel medicines. Pursuant to the terms of the Ionis Agreement, the Company granted Ionis and its affiliates a worldwide exclusive, royalty-bearing license, with the right to grant sublicenses, to use all licensed systems and licensed products in the field of in vivo genome editing for all therapeutic, prophylactic, palliative, and analgesic uses in humans. In connection with the Ionis Agreement, the Company also has the right to exercise an exclusive option to co-develop and co-commercialize certain products under a drug discovery program. A joint steering committee was established by both parties to coordinate, oversee and monitor the research and drug discovery activities under the Ionis Agreement.

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

Pursuant to the terms of the Ionis Agreement, the Company has also been granted an option to obtain a non-exclusive, royalty-bearing license, with the right to grant sublicenses, for certain Ionis’ background technology to use in up to eight therapeutic products discovered by the Company in the field of in vivo genome editing and directed to a Collaboration Target (each such product, a “Metagenomi Product” and each such option an “Ionis IP Option”), but subject to encumbrance checks with respect to particular targets. A Collaboration Target is a target that is selected by Ionis, and, with respect to the Company is not the subject of discussions with a third party, is not the subject of a contractual grant of rights to a third party nor the subject to an internal research and development program. If the Company exercises its Ionis IP Option, the Company will pay to Ionis up to several million dollars per Metagenomi Product upon achievement of certain clinical and regulatory milestones. The Company is also obligated to pay Ionis royalties in an amount equal to a low single-digit royalty on the net sales of the applicable Metagenomi Product on product-by-product and country-by-country basis.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of September 30, 2024, the Company received a total of $3.8 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of September 30, 2024 and December 31, 2023. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of September 30, 2024 and December 31, 2023. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $9.9 million and $21.0 million for the three and nine months ended September 30, 2024, respectively, of which $9.5 million and $19.4 million, respectively, was included in deferred revenue as of December 31, 2023. The Company recognized collaboration revenue of $6.0 million and $14.4 million for the three and nine months ended September 30, 2023, respectively, which was included in deferred revenue as of December 31, 2022 for both periods. As of September 30, 2024 and December 31, 2023, deferred revenue related to the Ionis Agreement was $41.2 million and $60.0 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $50.3 million as of September 30, 2024, which the Company expects to recognize as revenue over the next three-to-four years.

8.
Commitments and Contingencies

Operating leases

For more information about the Company’s Operating Leases, see “Note 8. Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2023.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. The Company intends to defend vigorously against this litigation.

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The

Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Other than the Securities Action, the Company is currently not aware of any legal matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Immediately after the Reorganization, all of the outstanding 9,142,176 profits interest units were exchanged for 3,884,870 shares of common stock, of which 1,036,833 were subject to certain vesting conditions. The table below presents a summary of profits interests units activity:

	Profits Interests	Weighted-Average Threshold Amount
Outstanding as of December 31, 2023	9,488,776	$2.63
Forfeited and expired	(63,940)	1.17
Canceled in connection with the Reorganization	(282,660)	11.84
Exchanged for vested and unvested common stock in connection with the Reorganization	(9,142,176)	2.36
Outstanding as of September 30, 2024	—	$—

The following table presents a summary of the unvested common stock activity for the nine months ended September 30, 2024:

Restricted Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Outstanding as of December 31, 2023	—	$—
Exchange of profits interests units for unvested common stock	1,036,833	18.80
Vested	(381,048)	14.06
Forfeited	(62,448)	13.80
Outstanding as of September 30, 2024	593,337	$22.36

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

Awards granted under the 2024 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options and Non-Qualified Stock Options, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options and restricted stock units typically vest over a four-year time period but may be granted with different vesting terms. As of September 30, 2024, there were 3,216,835 shares available for future issuance under the 2024 Plan.

Stock Option Activity

The following table presents a summary of the stock option activity for the nine months ended September 30, 2024:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	—	$—
Granted	3,585,904	10.73
Forfeited	(529,494)	10.82
Outstanding as of September 30, 2024	3,056,410	$10.72
Exercisable as of September 30, 2024	118,954	$10.69

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity for the nine months ended September 30, 2024:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	508,490	10.68
Vested	(20,361)	10.82
Forfeited	(91,735)	10.02
Outstanding as of September 30, 2024	396,394	$10.82

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

Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the first business day or the last business day of the offering period, whichever is lower. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. As of September 30, 2024, the Company has issued no shares under the ESPP as the first offering period has not begun. As of September 30, 2024, there were 375,000 shares available for issuance under the ESPP.

Compensation Expense

The following table presents the classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$1,024	$1,552	$7,326	$2,166
General and administrative expenses	2,199	1,716	5,466	2,287
Total	$3,223	$3,268	$12,792	$4,453

As of September 30, 2024, there was $13.7 million of unrecognized compensation expense (including modification expense related to the catch-up) related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.1 years, $19.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.3 years and $3.9 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.6 years.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(18,773)	$(19,820)	$(54,660)	$(48,961)
Denominator:
Weighted-average common shares outstanding	37,431,688	3,404,585	32,267,642	3,404,585
Less: Weighted-average unvested shares of common stock	(665,379)	—	(665,817)	—
Weighted-average common shares outstanding—basic and diluted	36,766,309	3,404,585	31,601,825	3,404,585
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(5.82)	$(1.73)	$(14.38)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Common stock issuable upon conversion of redeemable convertible preferred stock	—	23,935,594
Common stock issuable upon settlement of profits interests	—	3,937,500
Restricted stock subject to future vesting	593,337	—
Options to purchase common stock	3,056,410	—
Restricted stock units	396,394	—
Total	4,046,141	27,873,094

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

Overview

We are a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, genome editing toolbox. We are harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, to unlock four billion years of microbial evolution to discover and develop a suite of novel editing tools capable of correcting any type of genetic mutation found anywhere in the genome. Our platform combines artificial intelligence (“AI”), ancestral state reconstruction, and proprietary algorithms run on expansive cloud computing infrastructure to identify novel clustered regularly interspaced short palindromic repeat (“CRISPR”) nucleases and other effector enzymes at high speed.

Our comprehensive genome editing toolbox includes systems for making small edits such as programmable nucleases, base editors, and small RNA-mediated integration systems (“RIGS”), as well as large gene integration systems including large template RIGS and CRISPR-associated transposases (“CASTs”). These tools form a toolbox that can potentially make any desired gene modification – gene knock-down, gene knock-in as well as small and large genetic changes. In addition, our toolbox includes ultra small editing systems that are small enough to be packaged into a single adeno-associated virus (“AAV”) to address extrahepatic therapeutic indications. All elements of our toolbox are wholly owned, and we have constructed a broad patent estate that protects our intellectual property. We anticipate that our toolbox will continue to expand as we discover, interrogate, and optimize our novel editing systems.

We are taking a stepwise approach deploying our genome editing toolbox to prosecute a genetic medicine therapeutic development strategy across a broad array of diseases and target organs including liver, central nervous system, muscle, kidney, and lung, matching the right tool to each specific target.

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

In an ongoing non-human primate (“NHP”) study, we demonstrated integration of a surrogate cynomolgus-FVIII cassette (used to avoid immune response that would occur with a foreign human FVIII protein) and confirmed durable FVIII activity levels over a twelve-month period, as of the September 2024 data cutoff. Treatment was generally well tolerated with findings limited to moderate transient elevation of liver transaminases following AAV and LNP administration. There were no notable findings in total bilirubin or albumin levels or adverse clinical observations.

This early NHP study was conducted without the benefit of several subsequent optimizations of the therapeutic candidate designed to enhance safety and efficacy in the clinic. Following our meeting with the FDA to align on key aspects of our planned IND submission, in August 2024, we nominated a lead development candidate, MGX-001. For the development candidate MGX-001, the company selected a bioengineered FVIII construct.

We initiated manufacturing activities to support IND-enabling studies and clinical material supply. We are planning for additional engagement with the FDA and regulatory agencies outside the U.S. in preparation for a potential IND/Clinical Trial Application filing in 2026.

Ionis Collaboration

All four therapeutic targets in Wave 1 of our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis”) focus on high value cardiometabolic diseases and are advancing in lead optimization. In vivo rodent proof-of-concept was achieved in all four wave 1 genetic targets, including transthyretin (“TTR”) for transthyretin amyloidosis and angiotensinogen (“AGT”) for refractory hypertension, as well as two undisclosed programs in significant cardiometabolic indications. Along with our partner Ionis, we are conducting preclinical activities with the plan to nominate one to two development candidates in 2025.

Transthyretin Amyloidosis

Transthyretin amyloidosis is a disease of misfolded and aggregated transthyretin (“TTR”) protein that can deposit in tissues causing organ dysfunction, primarily in the heart and/or peripheral nerves. Our development program in TTR aims to provide efficient TTR knockdown and halt further deposition of amyloid fibrils. Along with our partner Ionis, we have achieved more than 90% knock-down of human TTR protein in a humanized TTR mouse model and have initiated NHP studies.

Refractory Hypertension

The refractory hypertension program is designed to knock-down the expression of AGT in the liver using one of our programmable nucleases to generate a durable reduction in blood pressure from a single treatment. Along with our partner Ionis, we have achieved greater than 85% knock-down of human AGT protein in a humanized AGT mouse model and have plans to initiate NHP studies.

Technology Platform

Generative AI and Structure-Guided Engineering

We believe our metagenomics-based, AI-enhanced discovery approach will allow us to achieve our goal of having the most effective genome editing tools to address any genetic disease anywhere in the human genome. In August 2024, we presented a poster at the CRISPR Frontiers conference at Cold Spring Harbor Laboratory titled “Unlocking the Therapeutic Potential of Compact SMART Nucleases through Ancestral Reconstruction, Structure-Guided Engineering, and Generative AI” which demonstrated how our metagenomics-informed synthetic sequence generation, including ancestral sequence reconstruction and generative AI techniques, potentially enable rapid development of novel programmable CRISPR nuclease- and base editing systems.

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

Ultra small (SMART) systems

The ability to package our systems into a single AAV will enable more efficient targeting of organs and diseases beyond what is currently possible with LNP delivery. For example, at 429 aa in length, one of our SMART nucleases is a fraction of the size of the industry-standard SpCas9 system, which is 1,300 aa and exceeds the delivery capacity of standard AAV vectors. We recently achieved in vitro proof-of-concept for an undisclosed neuromuscular target with one of our compact editing systems. In October 2024, we presented a poster at the American Institute of Chemical Engineers’ 7th International Conference on CRISPR Technologies titled “Engineering of compact and efficient adenine base editors from metagenomic derived systems.” We showcased our SMART genome editing systems that are small enough to be packaged into standard AAV vectors, even when additional effector domains are included for base editing, potentially enabling a differentiated therapeutic approach for neuromuscular targets.

Base Editors

The chassis of our nucleases can be leveraged by adding on additional effector enzymes to create base editors capable of single nucleotide changes in the genome. In October 2024, we presented a poster at the European Society of Gene and Cell Therapy’s 31st Annual Congress titled “Efficient and specific genome editing with metagenomics-derived base editor for human therapeutic applications.” We showcased that our novel Adenine Base Editor (“ABE”) was targetable to over 95% of the human genome’s base pairs, a significantly wider range of sites than first-generation SpCas9 base editors. Our ABE platform achieved over 95% reproducible and durable triplex protein knockdown in primary T-cells, confirming its highly efficient application for multiplex gene editing. Our ABE demonstrated highly specific on-target deamination with minimum-to-no indel formation, and genome-wide analyses confirmed no detectable translocations and no significant genomic composition differences when compared to unedited cells.

Our ABEs triplex protein knockdowns exhibited excellent tolerability in cells, with no adverse effects on cell viability, expansion, or changes in stress-related gene expression observed post-editing.

RNA-mediated Integration Systems (RIGS)

RIGS are the systems we use for small genomic replacements such as transversions, transitions, insertions, and deletions, as well as the programmable integration of large transgenes delivered as RNA, with the potential to address any genetic disease requiring a large gene integration.

We recently achieved in vitro proof-of-concept using our RIGS for a small gene correction in undisclosed liver targets. Additionally, using proprietary reverse transcriptases we demonstrated what we believe to be the first-ever targeted integration of >900 bp in human cells with our RIGS using all-RNA delivery. We consider this to be a major step forward in the genome editing space, as these systems could be delivered entirely as RNA, compatible with current LNP delivery technologies, and could enable large, targeted exogenous gene integrations.

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

Other Business Updates

As a result of the acceleration of all four Wave 1 Ionis targets into lead optimization, as well as our decision to deprioritize Primary Hyperoxaluria Type 1 (“PH1”), we provided pipeline guidance through year-end 2025, including one to two DC nominations in 2025. We maintained our guidance for the planned IND filing for hemophilia A in 2026. We focused our internal efforts on in vivo genome editing therapeutic approaches and pursue technology out-licensing for ex vivo cell therapy, where next generation genome editing systems are an important enabler of novel therapies. We determined that we would not pursue amyotrophic lateral sclerosis (“ALS”) based upon peer company clinical data regarding the lack of efficacy of Ataxin-2 as a therapeutic target for ALS. We revised our pipeline design to consolidate earlier stage programs and make it easier to identify our near term pipeline priorities focused on in vivo genome editing and liver indications.

Affini-T Collaboration

In July 2024, pursuant to the terms of the Affini-T Agreement, we received equity consideration of 933,650 shares of Affini-T common stock upon the achievement of a regulatory milestone related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor based therapy. In August 2024, in connection with Affini-T’s Series B extension, we purchased 33,383 shares of Affini-T’s Series B Preferred Stock and received warrants to purchase up to 16,691 shares of Affini-T’s common stock.

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

Collaboration and License Agreements

As part of our strategy, we have entered into collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) (the “Affini-T Agreement”) to develop and commercialize gene edited TCR-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using genome editing technologies. In October 2021, we entered into a Strategic Collaboration and License Agreement (the “Moderna Agreement”) with ModernaTx, Inc. (“Moderna”), focused on advancing new genome editing system for in vivo human therapeutic applications, and in April 2024, we and Moderna mutually terminated the Moderna Agreement. Refer to Note 7 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $11.5 million and $42.7 million for the three and nine months ended September 30, 2024, respectively, and $12.4 million and $32.4 million for the three and nine months ended September 30, 2023, respectively.

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

Total Other Income, Net

Total other income, net, includes interest income from our investments in available-for-sale marketable securities and changes in the fair value of our investments in Affini-T.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Collaboration revenue	$11,514	$12,363	$(849)	$42,681	$32,357	$10,324
Operating expenses:
Research and development	26,256	26,837	(581)	86,015	69,648	16,367
General and administrative	7,641	7,921	(280)	24,944	21,005	3,939
Total operating expenses	33,897	34,758	(861)	110,959	90,653	20,306
Loss from operations	(22,383)	(22,395)	12	(68,278)	(58,296)	(9,982)
Other income (expense):
Interest income	3,616	3,866	(250)	11,526	11,836	(310)
Change in fair value of long-term investments	(2,055)	—	(2,055)	(2,055)	2,870	(4,925)
Other expense, net	(57)	(85)	28	(158)	(70)	(88)
Total other income, net	1,504	3,781	(2,277)	9,313	14,636	(5,323)
Net loss before benefit (provision) for income taxes	(20,879)	(18,614)	(2,265)	(58,965)	(43,660)	(15,305)
Benefit (provision) for income taxes	2,106	(1,206)	3,312	4,305	(5,301)	9,606
Net loss	$(18,773)	$(19,820)	$1,047	$(54,660)	$(48,961)	$(5,699)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Ionis	$9,900	$5,951	$3,949	$21,044	$14,416	$6,628
Moderna	—	5,307	(5,307)	18,742	14,197	4,545
Affini-T	1,614	1,105	509	2,895	3,744	(849)
Total collaboration revenue	$11,514	$12,363	$(849)	$42,681	$32,357	$10,324

Our revenue consists of collaboration revenue recognized under our agreements with Moderna (prior to the termination of the Moderna Agreement), Affini-T and Ionis. We recognize revenue as the performance obligations are satisfied. Collaboration revenue decreased by $0.8 million, from $12.4 million for the three months ended September 30, 2023 to $11.5 million for the three months ended September 30, 2024 and increased by $10.3 million, from $32.4 million for the nine months ended September 30, 2023 to $42.7 million for the nine months ended September 30, 2024. The decrease in collaboration revenue for the three months ended September 30, 2024 was primarily driven by a $5.3 million decrease in revenue related to the Termination Agreement, offset by a $3.9 million increase in revenue related to the Ionis Agreement as we performed more services and a $0.5 million increase in revenue related to the Affini-T Agreement. The increase in collaboration revenue for the nine months ended September 30, 2024 was primarily driven by a $6.6 million increase in revenue related to the Ionis Agreement as we performed more services and a $4.5 million increase in revenue related to the Moderna Agreement mainly due to the recognition of all remaining deferred revenue during the nine months ended September 30, 2024, offset by a $0.8 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Employee-related expenses	$10,459	$11,143	$(684)	$38,323	$28,099	$10,224
Laboratory materials and supplies	5,324	6,942	(1,618)	17,196	15,361	1,835
Facilities and overhead costs	5,893	5,383	510	17,782	15,431	2,351
Other research and development expenses and consulting costs	4,580	3,369	1,211	12,714	10,757	1,957
Total research and development expense	$26,256	$26,837	$(581)	$86,015	$69,648	$16,367

Research and development expenses were $26.3 million for the three months ended September 30, 2024, compared to $26.8 million for the three months ended September 30, 2023. The decrease of $0.6 million was primarily due to a decrease of $1.6 million in laboratory materials and supplies partially as a result of the Termination Agreement, offset by an increase of $1.2 million in other research and development and consulting costs due to the timing of external research and development costs to support our research and preclinical development activities.

Research and development expenses were $86.0 million for the nine months ended September 30, 2024, compared to $69.6 million for the nine months ended September 30, 2023. The increase of $16.4 million was primarily due to an increase of $10.2 million in employee-related expenses, including stock-based compensation expense, related to increased headcount and the issuance of annual equity awards to existing employees, in addition to a one-time acceleration of stock-based compensation expense related to profits interests units that were canceled without a concurrent grant of a replacement award during the Reorganization and were accounted for as a repurchase for no consideration during the nine months ended September 30, 2024, an increase of $2.4 million in facilities and allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology related expenses allocated to research and development due to expansion of our research and development operations, an increase of $2.0 million in other research and development and consulting costs mainly due to the timing of external research and development costs to support our research and preclinical development activities, and an increase of $1.8 million in laboratory materials and supplies.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended September 30, 2024, compared to $7.9 million for the three months ended September 30, 2023. The decrease of $0.3 million was primarily related to a decrease in professional service fees and other costs.

General and administrative expenses were $24.9 million for the nine months ended September 30, 2024, compared to $21.0 million for the nine months ended September 30, 2023. The increase of $3.9 million was primarily related to an increase of $4.6 million in employee-related expenses, including stock-based compensation expense, as a result of increased headcount and the issuance of annual equity awards to existing employees and an increase of $0.8 million in facilities and allocated overhead, offset by a decrease of $1.5 million in professional service fees and other costs.

Total Other Income, Net

Total other income, net, decreased by $2.3 million, from $3.8 million for the three months ended September 30, 2023 to $1.5 million for the three months ended September 30, 2024 and decreased by $5.3 million, from $14.6 million for the nine months ended September 30, 2023 to $9.3 million for the nine months ended September 30, 2024. The decrease in other income, net, for both the three and nine months ended September 30, 2024 was primarily due to a net change in the fair value of our long term investment in Affini-T.

Benefit (Provision) for Income Taxes

Provision for income taxes decreased by $3.3 million and $9.6 million for the three and nine months ended September 30, 2024, respectively, from a provision for income taxes of $1.2 million and $5.3 million for three and nine months ended September 30, 2023, respectively, to a benefit for income taxes of $2.1 million and $4.3 million for the three and nine months ended September 30, 2024, respectively. The benefit for income taxes for the three and nine months ended September 30, 2024 was primarily due to our intention to elect to carry back the 2024 research and development credit to the prior year, in addition to a return to provision adjustment related to the prior year return. The provision for income taxes for the three and nine months ended September 30, 2023 was mainly due to our taxable income related to an upfront payment received under the Ionis Agreement and capitalization of research and development expenses under the Internal Revenue Code Section 174 (“Section 174”).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through September 30, 2024, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and $54.7 million and $49.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $199.6 million.

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

As of September 30, 2024, we had $274.6 million in cash, cash equivalents and available-for-sale marketable securities. We believe that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(82,797)	$(70,817)
Net cash used in investing activities	(116,702)	(14,898)
Net cash provided by financing activities	84,013	2,346
Net decrease in cash, cash equivalents and restricted cash	$(115,486)	$(83,369)

Cash Flows from Operating Activities

Net cash used in operating activities was $82.8 million for the nine months ended September 30, 2024 and consisted primarily of our net loss of $54.7 million and changes in our net operating assets and liabilities of $44.2 million, partially offset by net non-cash charges of $16.1 million. The net change in operating assets and liabilities consisted primarily of a decrease of $38.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $3.3 million in income tax payable due to payment of our 2023 income tax liability, a decrease of $2.2 million in operating lease liabilities, a decrease of $2.0 million in other non-current liabilities and an increase of $1.2 million in prepaid expenses and other current assets, offset by a decrease of $1.9 million in accounts receivable related to the Affini-T Agreement and the Moderna Agreement and an increase of $1.5 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $12.8 million in stock-based compensation expense, $3.9 million of depreciation expense, $3.4 million in non-cash lease expense, and a $2.1 million charge related to the fair value of our investments in Affini-T, partially offset by $4.8 million in amortization of discounts on available-for-sale marketable securities and $1.6 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Net cash used in operating activities for the nine months ended September 30, 2023 was $70.8 million and consisted primarily of our net loss of $49.0 million and changes in our net operating assets and liabilities of $22.1 million, partially offset by net non-cash charges of $0.2 million. The changes in our net operating assets and liabilities consisted primarily of a decrease of $25.0 million in deferred revenue and collaboration advances as we recognized revenue under our collaboration agreements, an increase of $3.9 million in accounts receivable related to the Affini-T Agreement and the Moderna Agreement and a $1.0 million decrease in operating lease liabilities due to recurring payments under the existing lease agreements, partially offset by a $2.4 million increase in accounts payable due to the timing of payments to our vendors, a $2.4 million increase in other non-current liabilities, a $1.3 million decrease in contract assets related to the Affini-T Agreement, a $0.7 million increase in accrued expenses and other liabilities and a $0.6 million increase in income tax payable due to additional tax expense. The net non-cash charges consisted primarily of $4.5 million in stock-based compensation expense, $3.1 million in non-cash lease expense and $3.0 million of depreciation expense, offset by $6.9 million credit related to amortization of the discount on our available-for-sale marketable securities, $2.9 million increase in the fair value of our investments in Affini-T and $0.7 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $116.7 million primarily due to net purchases of available-for-sale marketable securities of $113.6 million and purchases of property and equipment of $2.8 million.

Net cash used in investing activities for the nine months ended September 30, 2023 was $14.9 million due to net purchases of available-for-sale marketable securities of $6.8 million and purchases of property and equipment of $8.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $84.0 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $2.3 million due to net proceeds from the issuance of our Series B-1 redeemable convertible preferred stock of $4.3 million, offset by $1.9 million payments of initial public offering costs.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the nine months ended September 30, 2024, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings, refer to “Note 8. Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q which information is incorporated by reference herein.

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

Since inception, we have incurred significant operating losses. Our net loss was $68.3 million and $43.6 million for the years ended December 31, 2023 and 2022, respectively, and for the nine months ended September 30, 2024 and 2023, our net losses were $54.7 million and $49.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $199.6 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Developing genome editing products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and conduct clinical trials of, and seek regulatory approval for, any product candidates we may identify. In addition, if we obtain regulatory approval for any product candidates we may identify, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Other unanticipated costs may also arise. Furthermore, we expect to continue incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and product development programs, future commercialization efforts or other operations.

As of September 30, 2024, our cash, cash equivalents and available-for-sale marketable securities were $274.6 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The future geopolitical landscape also remains particularly uncertain with the U.S. presidential election in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

However, there can be no assurance that we will successfully obtain such designations for any potential product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy (“RMAT”) designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a biologics license application (“BLA”) for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification. We may also seek rare pediatric disease designation for some of our potential product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher (“PRV”) at the time the application is approved. Under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a PRV for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRV will be further extended by Congress. As such, if we do not obtain approval of a marketing application for any of our potential product candidates on or before September 30, 2026, and if the PRV program is not extended by Congressional action, we may not receive a PRV.

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

We may fail to manage our growth effectively. As of September 30, 2024, we had 207 full-time employees, of which 72 have M.D. or Ph.D. degrees. Within our workforce, 174 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2024, 37,432,832 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We do not have a share repurchase program and no shares were repurchased in the third quarter of 2024.

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

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Metagenomi, Inc.

Date: November 13, 2024	By:	/s/ Brian C. Thomas
Brian C. Thomas, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Pamela Wapnick
Pamela Wapnick, MBA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)