Form 10-K
period 2024-12-31
Metagenomi, Inc.
filed 2025-03-17
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41949

Metagenomi, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	81-3909017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5959 Horton Street, 7th Floor, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (510) 871-4880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MGX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $127,036,500. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of March 7, 2025 was 37,383,472.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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
•
our ability to maintain existing license agreements and collaborations and identify and enter into future license agreements and collaborations;
•
developments related to our genome editing technology and platform;
•
regulatory developments in the United States and foreign countries;
•
our ability to attract and retain key scientific and management personnel;
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, tariffs, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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

From time to time, we may use our website to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investor Relations section of our website, available at https://ir.metagenomi.co/. Investors are encouraged to review the Investor Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

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

We are harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, to unlock four billion years of microbial evolution to discover and develop a suite of novel editing tools capable of correcting any type of genetic mutation found anywhere in the genome. Our platform combines artificial intelligence (“AI”), ancestral state reconstruction, and proprietary algorithms run on expansive cloud computing infrastructure to identify novel clustered regularly interspaced short palindromic repeat (“CRISPR”) nucleases and other effector enzymes at high speed. Our comprehensive genome editing toolbox includes systems for making small edits such as programmable nucleases, base editors, and small RNA-mediated integration systems (“RIGS”), as well as large gene integration systems including large template RIGS and CRISPR-associated transposases (“CASTs”). In addition, our toolbox includes ultra-small editing systems that are small enough to be packaged into a single adeno-associated virus (“AAV”) to potentially address extrahepatic therapeutic indications. Together, these tools form a toolbox with the potential to make any desired gene modification – gene knockdown, gene knock-in as well as small and large genomic corrections. All elements of our toolbox are wholly owned, and we have constructed a broad patent estate that protects our intellectual property. We anticipate that our toolbox will continue to expand as we discover, interrogate, and optimize our novel editing systems. We believe our diverse and modular toolbox positions us to access the entire genome and select the optimal tool to unlock the full potential of genome editing for patients.

We are taking a stepwise approach deploying our genome editing toolbox to develop potentially curative therapies for patients. Our lead programs are selected to both address important diseases and to establish new standards in targetability, precision, efficiency, and scope of editing capabilities. We are focused on in vivo gene editing for our wholly-owned pipeline, while pursuing technology out-licensing for ex vivo cell therapy, where next generation genome editing systems are an important enabler of novel therapies. Ultimately, we are working to utilize our genome editing toolbox to prosecute a genetic medicine therapeutic development strategy across a broad array of diseases and target organs including liver, central nervous system, muscle, kidney, and lung, matching the right tool to each specific target.

We believe our therapeutic programs are well-positioned to leverage the clinical, regulatory, and manufacturing advancements made to date across gene therapy, gene editing, and delivery modalities to accelerate progression to clinical trials and potential approval.

Recent highlights for the lead programs in our portfolio include the following:

Hemophilia A - novel, durable, knock-in approach for expression of Factor VIII (FVIII)

•
Our investigational development program in hemophilia A is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children. In contrast to gene therapy that provides the FVIII gene in an episomal location and risks dilution from cell division or cell death as well as episomal transcriptional silencing, our approach is to insert a FVIII DNA cassette into the genome of hepatocytes in the liver at a “safe harbor location,” within an intron of the albumin gene that is not expected to have deleterious effects. FVIII expression is then driven by the strong native albumin promoter. Our FVIII knock-in approach is designed to provide stable expression and clinically relevant circulating levels of FVIII, even at low integration rates because of the strength of the albumin promoter.
•
We presented data on our hemophilia A program, including the results of two non-human primate (“NHP”) studies, in an oral presentation at the American Society of Hematology (ASH) 66th Annual Meeting and Exposition in San Diego in December 2024. In the first NHP study, we demonstrated integration of a cynomolgus version of the B-domain deleted wild type FVIII gene, used to avoid the confounding effects of anti-human FVIII antibodies, and confirmed durable FVIII activity levels in all animals over a 16.5-month period with a data cut-off of November 2024. Durable activity from the FVIII knock-in was achieved with only transient elevation of liver transaminases at the time of dose administrations, and with no other safety findings as of that date and no impact to circulating albumin levels and no significant change in total bilirubin post administrations. Additionally, we demonstrated the precision editing capability of our nuclease with no identifiable off-target editing to date in a series of orthogonal assays employed to discover and validate potential off-target sites. In a second NHP study designed to support our lead hemophilia A development candidate, MGX-001, which uses a B-domain deleted bioengineered FVIII construct, we demonstrated significantly higher FVIII activity compared to wild type FVIII, despite similar integration frequency between the bioengineered construct and wild type gene. This data suggests that MGX-001 may enable therapeutic levels of FVIII activity at lower AAV doses, potentially resulting in MGX-001 having improved safety characteristics.
•
In mid 2024, we engaged in regulatory discussions with the U.S. Food and Drug Administration (the “FDA”) and initiated manufacturing activities to support Investigational New Drug (“IND”)-enabling studies and clinical material supply. In early 2025, we completed the NHP durability study and plan to release updated FVIII durability and related preclinical study data in the first half of 2025. We plan to conduct pre-IND and ex-U.S. regulatory meetings in 2025. In 2026, we intend to complete IND and clinical trial application (“CTA”) filings for MGX-001 which, following acceptance by regulatory agencies, will allow us to proceed into first-in-human studies.

Secreted Protein Deficiencies

•
Building on our lead hemophilia A program, we are advancing additional wholly-owned therapeutic candidates targeting secreted protein deficiencies, leveraging the MGX-001 editing system as a blueprint for these development programs, with the goal of achieving targeted and durable protein replacement. In 2024, we achieved in vivo proof-of-concept in rodents, demonstrating target protein expression in mice at therapeutically relevant circulating levels for multiple secreted protein deficiency disorders. In 2025, we plan to disclose the lead indication for our secreted protein deficiency platform and achieve NHP proof-of-concept. In 2026, we plan to nominate a development candidate in a secreted protein deficiency disorder.

Ionis collaboration – investigational development programs focused on the cardiometabolic space

•
All four therapeutic targets in Wave 1 of our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis”) are focused on cardiometabolic diseases. Following selection of the remaining two Wave 1 targets in the first quarter of 2024, we achieved in vivo proof-of-concept in all four Wave 1 therapeutic targets by the end of 2024. These targets include transthyretin amyloidosis, where we are working to develop a single treatment to knockdown gene expression of transthyretin (“TTR”), and refractory hypertension, where we are focused on knockdown of angiotensinogen (“AGT”), as well as two undisclosed targets. In 2025, in partnership with Ionis, we plan to nominate one to two development candidates from the Wave 1 targets and disclose the remaining two therapeutic indications. In 2026, we plan to initiate IND-enabling activities for the development candidates nominated in 2025 and nominate additional development candidates from the remaining Wave 1 targets.

Affini-T collaboration – enabling development programs in the cell therapy space

•
Our collaboration with Affini-T Therapeutics, Inc. (“Affini-T”) is consistent with our strategy for out-licensing our technology for ex vivo cell therapy applications where next generation genome editing systems are an important enabler of novel therapies. Our collaboration with Affini-T continues to progress, and in the second quarter of 2024, we achieved a development milestone related to establishing cGMP gene editing reagents for cell therapy and filing related Drug Master Files with FDA to support an IND for Affini-T’s T-cell receptor-based therapy.

In addition to our progress in our lead development programs, we have made significant advances in our genome editing platform development, which we believe provides evidence of our capability to develop enhanced gene editing tools. Recent highlights of our technology platform development include the following:

Ultra small (SMART) systems

•
Our compact SMall Arginine-Rich sysTems (“SMART”) nucleases demonstrated robust in vitro genome editing activity at multiple therapeutically relevant loci; we continue to use AI, ancestral state reconstruction, and structural biology to enhance our gene editing systems, as highlighted with our recent publication in Nature Communications. These compact SMART genome editing tools are also small enough to fit within an AAV, expanding our delivery options.

Base Editors

•
We demonstrated that our novel Adenine Base Editors (“ABEs”) are potentially targetable to over 95% of the human genome’s base pairs, a significantly wider range of sites than first-generation SpCas9 base editors. Our ABE platform achieved over 95% reproducible and durable triplex protein knockdown in primary T-cells, confirming its highly efficient application for multiplex gene editing. The ABE platform demonstrated highly specific on-target deamination with no detectable translocations and no significant genome composition differences, and the platform demonstrated no adverse effects on cell viability, expansion or other measures of cell health.

RNA and DNA Mediated Integration Systems

•
We advanced our CASTs, including testing these systems’ ability to achieve large gene integration in new human cell types with therapeutically relevant targets and cargo. We demonstrated improvements to RNA-mediated integration-based systems for correction of multiple mutations known to cause disease.

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
•
Develop and deliver products that make precise modifications to the human genome to cure disease. We focus on disease areas with well understood disease biology, readily available translational biomarkers for early proof-of-concept, clear development pathways, and important unmet medical need. We are taking a stepwise approach deploying our genome editing toolbox to develop potentially curative therapies for patients. Along with our development efforts using our novel programmable nucleases to knock-in or knockdown gene expression in liver-associated targets, we are leveraging our toolbox to deliver more complex editing systems to targets in and outside the liver. Our approach allows us to systematically incorporate knowledge and insights from our initial development programs, thereby accelerating therapeutic translation across our genome editing technologies.
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
•
Expand therapeutic impact to patients through continued investment in business development and enabling partnerships. We carefully consider opportunities for business development such as collaborations and partnerships with industry leaders that have unique strengths and we may pursue additional partnership opportunities which complement our technologies, with the objective of accelerating our programs and pushing forward our therapeutic translation efforts. Our existing partnerships with Ionis and Affini-T demonstrate our thoughtful approach to collaborating with industry pioneers to accelerate and optimize the development of our genetic therapeutic candidates.
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

Nuclease-based genome editing: Several genome editing methods rely on a class of enzymes called nucleases to create double-stranded breaks in DNA at a targeted location to cause gene inactivation, gene insertion, or alter gene splicing. Examples of nucleases include CRISPR associated nucleases, zinc finger nucleases (“ZFNs”), engineered meganucleases, and transcription-activator like effector nucleases (“TALENs”). The discovery and characterization of a particular nuclease, Cas protein 9 from Streptococcus pyogenes (“SpCas9”), has been leveraged to develop a number of different therapeutic approaches. Importantly, additional novel and distinct Cas nucleases exist in nature and have the potential to be developed into tools for genome editing. When introduced at target sites in a genome sequence, genomic breaks trigger DNA repair pathways that can be used for genome editing. If a DNA template is provided, the DNA repair machinery may incorporate the sequence at the site of the genomic break, resulting in a site-specific knock-in. If not, the cut will lead to the disruption of a gene sequence and subsequent knockdown of the encoded protein.

Base editing: Base editing is a genome editing approach that relies on using deaminases to chemically convert specific nucleotides in a genome. Deaminases are enzymes that catalyze chemical reactions to remove an amino group. Multiple programmable nuclease platforms, such as CRISPR nucleases, have been harnessed for base editing by using the programmable nature of these enzymes to direct deaminases to specific genomic target sites. In these cases, the nuclease activity is deactivated, thus creating a nicking or nuclease-dead version that does not disrupt the ability of the enzyme to be programmed to target specific genomic sites for editing. There are two primary types of base editors: ABEs and cytosine base editors (“CBEs”). ABEs convert adenine-thymine base pairs to guanine-cytosine base pairs. CBEs target cytosine-guanine and convert them to thymine-adenine.

RNA-mediated integration, including prime editing: RIGS are genome editing systems that make programmable genomic modifications that are encoded in RNA templates. Because the modifications are encoded in RNA, these systems have the ability to repair diverse mutations, including insertions, deletions, and all types of point mutations. These systems rely on reverse transcriptases (“RTs”) to convert messages encoded as RNA into DNA. CRISPR systems are used to direct RTs to genomic target sites. Some systems use a nickase to create a target-specific site that primes the activity of the RT and results in the corrected genomic sequence encoded in the RNA to be incorporated into the genome. Prime editing can be accomplished with RIGS, as can large, targeted genomic integrations.

DNA-mediated integration, including CAST: CASTs are a class of genome editing systems that provide directed and programmable genomic integration of large DNA templates. CASTs are naturally occurring systems that have been engineered to accomplish large integrations for genome editing in various cell types and for therapeutic applications. The systems consist of a catalytically dead Cas effector that can be programmed by guide RNAs (“gRNAs”) to target a transposase to integrate large DNA cargos into specific genomic target sites. DNA-templated integrations can be accomplished with other transposase and recombinase systems; however, these systems typically require extensive protein engineering in order to alter their targetability, or need to be used in concert with other genome editing tools such as prime editing systems in order to incorporate targeting motifs into specific genomic sites.

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
3)
Size of current genome editing technologies limits in delivery methods and target organs. First-generation SpCas9 systems are about 1,300 amino acids (“aa”) in length and as such are not feasible to package into many delivery vectors such as AAV. As such, their delivery is largely limited to lipid nanoparticle (“LNP”) systems, which precludes delivery to many tissues outside of the liver.
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

Key Attributes of Our Proprietary Toolbox

We have developed an expansive and modular toolbox of next-generation genome editing systems that will allow us to interact with the human genome in a site-specific manner, where each tool can be matched to specific disease targets. Figure 1 summarizes our diverse and versatile toolbox of different editing capabilities with the potential to address the full spectrum of genetic diseases.

Figure 1. Our Toolbox.

Our programmable nucleases are the backbone of our broad set of genome editing tools. These novel nucleases including type II and type V Cas nucleases, of which some are ultra-small systems that we call SMART nucleases, have unique targeting abilities and can be programmed by gRNAs to target and cut at specific locations in any genome sequence. Targeted genomic breaks trigger DNA repair pathways that can be used for genome editing, for example, to integrate a gene at a target site (knock-in) or for gene inactivation (knockdown).

Our toolbox contains thousands of CRISPR nucleases with diverse abilities to target different parts of the genome, allowing us to potentially select the ideal nuclease for targeting any given gene in a site-specific manner and overcome a major limitation of first-generation CRISPR/Cas9 systems.

We also modify our nucleases to either nick the genome (i.e., a nickase that cuts one strand of the DNA) or to simply bind to target sites (i.e., a nuclease dead variant). These capabilities (searching, cutting, nicking, and binding) can be leveraged as a chassis by adding on additional effector enzymes to create base editors for single nucleotide changes, RIGS for both small and large genomic integrations using “Little RIGS” for prime editing and “Big RIGS” for large integrations. Using modular engineering, we match nickases with deaminases and RTs for base editing and RIGS, respectively. Furthermore, nucleases can be engineered by swapping the search modules of the enzyme to expand the targetability of the chassis, which is critical for site-specific genomic modifications. Given the measured targeting density of our toolbox, we believe that essentially any codon in the human genome could be addressed with our gene editing systems.

Our highly active nucleases have gone through extensive preclinical evaluation for both in vivo and ex vivo applications, with demonstration of broad potency of these systems across human primary cells, mouse, and NHP models. Our base editors have demonstrated targetability to over 95% of the human genome’s base pairs, and our ABE platform achieved over 95% reproducible and durable triplex protein knockdown in primary T-cells. Our RIGS and CAST systems have demonstrated activity across various cell-based models. In addition to evaluating system activity, we have undertaken detailed characterization of guide-specific on-and off-target effects. We routinely identify guides that have no or minimal verifiable off-target editing, thus overcoming another limitation of first-generation CRISPR/Cas9 systems.

In addition to overcoming the activity, targetability, and specificity limitations of first-generation systems, our nuclease toolbox was designed to have broad compatibility with viral and nonviral delivery technologies. This compatibility is accomplished by having a variety of nuclease and gRNA structures, which range in terms of their size and biochemistry. For example, small guides for some type V Cas systems streamline manufacturing for delivery by LNP approaches, and SMART nickases can be used to construct base editors that are small enough to fit within the packaging limitations of AAV. SpCas9, which is currently used in most base editing applications, is roughly three times the size of some of the smallest SMART nickases and cannot be efficiently packaged into a single AAV. Combined, we believe these features will facilitate delivery of our genome editing tools to previously inaccessible tissue types and organ systems.

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

Key advantages of our platform and technologies are:

1)
Potential to create a full spectrum of genetic medicines – Our broad suite of genome editing technologies include: programmable nucleases, base editors, RIGS and CASTs, that, together, can potentially effectuate any desired modification to the genome – gene knockdown, gene knock-in, and replacements. This allows us to address a diverse set of mutations by matching the right tool to a specific target, with limited unintended effects such as off-target editing. As such, we intend to prosecute a genetic medicine therapeutic development strategy across a broad array of diseases and target organs including liver, central nervous system, muscle, kidney, and lung.
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
5)
Shortened optimization period – We benefit from a diverse set of highly-active nucleases and effectors which have required less protein engineering to optimize. These highly active natural enzymes allow us to quickly identify systems for therapeutic development. As a result of not having to heavily engineer systems to be active in human genome editing applications, we are able to move quickly from discovery to candidate nomination for particular genetic disease applications.
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

Figure 2. Therapeutic Translation.

Hemophilia A—novel, durable, knock-in approach for expression of Factor VIII

Our wholly-owned, lead investigational development program in hemophilia A is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children.

Hemophilia A is the most common X-linked inherited bleeding disorder and is caused by mutations in the FVIII gene leading to loss of functional FVIII protein that impacts the body’s ability to form normal clots in response to injury. FVIII is normally produced in the liver within sinusoidal endothelial cells and is then secreted into the bloodstream where it acts as an essential cofactor for the catalytic activation of Factor X in the clotting pathway. The lack of functional FVIII disrupts the normal clotting cascade and predisposes patients to increased risk of bleeding, either spontaneously or in response to injury or surgery. Repeated bleeding episodes in joints or soft tissues can lead to progressive joint damage, inflammation, pain, and mobility impairment. Intracranial bleeding is of greatest concern as this can be rapidly fatal or lead to major morbidity.

The severity of hemophilia A is directly correlated to the amount of residual FVIII activity. Severe hemophilia A is defined as less than 1% of normal FVIII activity, moderate hemophilia A defined as 1-5% of normal FVIII activity and mild hemophilia A defined as 6 to 40% of normal FVIII activity. There are estimated to be up to 26,500 patients with hemophilia A in the United States and more than 500,000 patients with hemophilia A globally. Of these, approximately 60% have severe disease and are at the greatest risk of spontaneous life-threatening bleeding events. In these patients, diagnosis typically occurs in infancy due to exaggerated bleeding in response to minor injury or routine medical procedures. As the inheritance of hemophilia A is X-linked, the vast majority of patients are male.

The standard of care for patients with severe hemophilia A, involves lifelong repeated intravenous (“IV”) infusions of recombinant FVIII preparations prophylactically and in response to bleeding events. The major limitation of this approach is fluctuating FVIII activity levels, with trough values that can still result in breakthrough microscopic and macroscopic bleeding events, particularly within sensitive and previously damaged joints. Additionally, frequent FVIII infusions are inconvenient, which can be associated with suboptimal compliance, and in some patients result in inhibitor formation (antibodies against FVIII) that compromise efficacy. More recently, emicizumab, a bispecific antibody, has been approved for hemophilia A in the United States. Valoctocogene roxaparvovec, the first hemophilia A gene therapy, was conditionally approved for use in Europe in August 2022 and was approved in the United

States in June 2023. This genetic medicine delivers a FVIII gene construct to the liver using a non-integrating AAV vector; however, longitudinal clinical data has demonstrated that FVIII levels drop over time. Importantly, AAV gene therapy is also not a feasible treatment approach for infants or children due to the high degree of liver growth during pre-adulthood that would dilute out the episomal FVIII gene construct during progressive rounds of liver cell division.

As shown in Figure 3, our hemophilia A genome editing strategy has two components. An LNP that is designed to deliver messenger RNA (“mRNA”) along with a gRNA to the liver in order to produce a highly efficient and specific nuclease cut at the albumin safe harbor gene locus. Additionally, an AAV vector delivers the donor template FVIII DNA that becomes inserted into the nuclease cut site by a naturally occurring DNA repair process called non-homologous end joining. FVIII expression is then driven off the strong native albumin promoter.

Figure 3. Therapeutic Approach to Hemophilia A Genome Editing.

1
LNP delivers nuclease mRNA and guide targeting albumin site
2
AAV delivers Factor VIII gene (donor DNA)
sgRNA
MG-Cas mRNA
SA
Tx Gene
pA
FVIII DNA
Genomic DNA
sgRNA
Promoter
Exon 1
Exon 2
MG-Cas
+
SA
Tx gene (Factor VIII)
polyA
Genomic DNA
mRNA splicing
Promoter
Exon 1
SA
Tx gene (Factor VIII)
polyA
Exon 2

Early in the development of our hemophilia A program, we believed it was important to show that distinct from AAV gene therapy, where longitudinal clinical data has demonstrated that FVIII levels drop over time, our gene editing approach had the potential to express durable FVIII activity. Therefore, we initiated a study in which a cynomolgus version of the wild type FVIII gene (cFVIII), used to avoid the confounding effects of anti-human FVIII antibodies, was administered to three NHPs using our therapeutic approach to hemophilia A as shown in Figure 3. Specifically, each of three animals received an AAV containing a B-domain deleted cFVIII transgene at a dose of 2.0E13 vg/kg. Five weeks later, each NHP was administered an LNP at a dose of 1.0 mg/kg, delivering the MG29-1 nuclease mRNA and associated gRNA. Each animal received only a single dose of dexamethasone prior to the AAV and LNP doses. Plasma was collected and assayed for safety parameters and FVIII activity. Data was generated over 16 months.

As shown in Figure 4, and as described in our oral presentation in December 2024 at the American Society of Hematology (ASH) 66th Annual Meeting and Exposition in San Diego, results of this study demonstrate that FVIII activity was maintained in each of the three animals (1001, 1002 and 1003) over the 16.5-month study duration. Mean FVIII activity of months 13-16.5 following LNP dosing was 71%, 7%, and 27% compared to mean FVIII activity of months 3-6 of 76%, 8% and 30%, and mean FVIII activity of months 7-12 of 77%, 8% and 32% respectively, in animals 1001, 1002 and 1003. At the 16.5-month time point, FVIII levels were 72%, 9%, 30% in each of the three animals, respectively, with the first animal achieving the normal range for FVIII activity and the remaining two animals in the mild hemophilia A range. FVIII activity levels correlated with gene integration frequency from day 7 liver biopsy of 3.1%, 0.7%, 1.3%, respectively, in each of the three animals, respectively. The FVIII knock-in was achieved with only transient elevation of liver transaminases at the time of AAV and LNP administration, and with no other safety findings as of the cutoff date and no impact to circulating albumin levels and no significant change in total bilirubin post AAV and LNP. This early NHP study was conducted without the benefit of several subsequent optimizations of the therapeutic candidate designed to enhance safety and efficacy in the clinic.

Figure 4. Durable FVIII activity achieved in NHPs over 16.5 months.

As shown in Figure 5, in a separate rodent study designed to support our lead hemophilia A development candidate, MGX-001, which uses a bioengineered B-domain deleted FVIII construct, we demonstrated significantly higher FVIII activity compared to wild type FVIII, despite similar integration frequency between the bioengineered construct and wild type gene. This data suggests that MGX-001 may enable therapeutic FVIII activity at lower AAV doses with the potential for associated efficacy and safety benefits.

Figure 5. AAV dose dependent FVIII activity in rodents comparing wild type and bioengineered human FVIII.

The improved potency of the bioengineered FVIII construct was confirmed in NHP as shown in Figure 6, again demonstrating significantly higher FVIII activity compared to wild type FVIII despite similar frequency of integration into the albumin safe harbor site.

Figure 6. Peak FVIII activity in the plasma of NHP treated with AAV encoding either wild type B-domain deleted FVIII or bioengineered B-domain deleted FVIII, both constructs with the same LNP.

The specificity of editing at the desired target site is a critical aspect in genome editing systems, as editing at additional sites in the genome (called “off-target” editing) may pose a potential safety risk. We used an industry standard approach in which three orthogonal methods (in silico prediction, in vitro editing and in cell editing) were used to identify potential off-target sites for our hemophilia A gene editing system. We then interrogated these potential off-target sites in primary human hepatocytes edited with our hemophilia A gene editing system at doses that result in saturating editing and super saturating editing. We quantified editing at the potential off-target sites using amplicon sequencing, which can detect off-target editing at a sensitivity below 0.1%. To date, we have not identified editing at any site other than the on-target site in the albumin gene with our MGX-001 development candidate.

In mid 2024, we engaged in regulatory discussions with the FDA and initiated manufacturing activities to support IND-enabling studies and clinical material supply. In early 2025, we completed our ongoing NHP durability study and plan to release updated durability and related preclinical study data in the first half of 2025. We plan to conduct pre-IND and ex-U.S. regulatory meetings in 2025. In 2026, we plan to complete IND and CTA filings for MGX-001 which, following acceptance by regulatory agencies, will allow us to proceed into first-in-human studies.

Secreted protein deficiency disorders

Leveraging the MGX-001 editing system, we have advanced additional wholly-owned therapeutic candidates targeting secreted protein deficiencies with the goal of achieving a gene knock-in yielding targeted and durable gene expression, similar to our goal for hemophilia A. For these indications, we replaced the gene that is inserted into the AAV with the gene for the secreted protein of interest. We used the same AAV serotype and general cassette design from our hemophilia A program. In 2024, we achieved in vivo proof-of-concept for three different secreted protein deficiencies. With our lead secreted protein disorder, we achieved levels of the target human protein in mouse plasma that were approximately 2-fold higher than the level observed in normal human plasma. This gives us the potential ability to use dose titration to tune expression within the desired therapeutic window. We anticipate being able to leverage the learnings from MGX-001 to reduce our timeline and costs to IND while benefiting from the established manufacturing processes from MGX-001. In 2025, we plan to disclose our lead indication in secreted protein deficiencies and obtain NHP proof-of-concept. In 2026, we anticipate nominating a development candidate for a secreted protein deficiency.

Lead development programs in Ionis Collaboration

All four therapeutic targets in Wave 1 of our collaboration with Ionis are focused on cardiometabolic diseases. Following selection of the remaining two Wave 1 targets in the first quarter of 2024, we achieved in vivo rodent proof-of-concept in all four Wave 1 therapeutic targets by the end of 2024. These targets include transthyretin amyloidosis, where we are working to develop a single treatment to knockdown gene expression, and refractory hypertension, where we plan to knockdown expression of angiotensinogen, as well as two undisclosed targets. In 2025, in partnership with Ionis, we plan to nominate one to two development candidates from the Wave 1 targets and disclose the remaining two significant cardiometabolic indications. In 2026, we plan to initiate IND-enabling activities for the development candidates nominated in 2025 and nominate additional development candidates from the remaining Wave 1 targets.

Transthyretin Amyloidosis

Transthyretin amyloidosis (“ATTR”) is a disease of misfolded and aggregated TTR protein that can deposit in tissues, potentially causing organ dysfunction primarily in the heart and/or peripheral nerves, and potentially resulting in progressive heart failure and death within 3 – 5 years of disease onset. There are up to 40 thousand patients worldwide with hereditary ATTR and approximately 300 – 500 thousand patients worldwide with wild type ATTR. Despite available approaches, ATTR is associated with significant morbidity and mortality, and currently requires a lifelong course of treatment.

Our development program in TTR aims to use our programmable nucleases to knockdown wild type or mutated versions of TTR, thereby providing a single-dose treatment for lifelong, stable knockdown of TTR. Along with our partner Ionis, we have achieved 90% knockdown of human TTR protein in a humanized TTR mouse model and have initiated NHP studies.

Refractory Hypertension

Refractory hypertension is characterized as uncontrolled hypertension despite the use of five or more drugs and is a significant risk for major cardiovascular events, including the risk of heart attack, stroke, and vision and kidney damage. There are approximately 900 thousand adults with refractory hypertension in the US. Despite available approaches, many patients do not reach their blood pressure goals, driven in part by lack of patient adherence to regimens including large numbers of daily oral pills.

Our refractory hypertension program is designed to knockdown the expression of AGT in the liver using one of our programmable nucleases to generate a lifelong reduction in blood pressure from a single treatment. We initially demonstrated greater than 85% dose dependent editing and 90% mRNA and protein knockdown in primary human hepatocytes. We then moved into in vivo mouse models to increase the potency of our therapy. We then demonstrated 95% protein knockdown in spontaneous hypertensive rats, a widely used preclinical model for refractory hypertension. We plan to evaluate blood pressure reduction in a longer-term spontaneous hypertensive rat study.

Further areas of therapeutic activity and interest

Building on our experience delivering our nucleases to the liver via LNP systems, we are extending that experience with the goal to deliver novel RIGS to the liver to potentially correct ATP7B mutations in Wilson’s disease and PiZ mutations in alpha-1-antitrypsin deficiency (“A1AT deficiency”). Both of these liver diseases have well-defined biology, readily available translational biomarkers for early proof-of-concept, established development pathways based on prior drug approvals, and important unmet medical needs.

In parallel with our translation efforts in our lead programs focused on liver-associated targets, we are developing editing systems to allow gene editing beyond the liver. Using our small editing systems designed to be amenable to viral vector delivery, as well as novel type II and type V programmable nucleases, we intend to pursue extrahepatic indications in neuro-muscular and lung and kidney diseases. Programs in research targeting neuromuscular indications include familial amyotrophic lateral sclerosis, Duchenne muscular dystrophy, and Charcot-Marie-Tooth disease, while programs in research targeting lung and kidney diseases include renal diseases and cystic fibrosis, respectively.

Our License and Collaboration Agreements

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

Ionis is obligated to reimburse us for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of December 31, 2024, we received a total of $4.0 million related to the reimbursable expenses. We are also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

In connection with the Affini-T Agreement, we received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. In July 2024, pursuant to the terms of the Affini-T Agreement, we received equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million upon the achievement of a regulatory milestone related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor based therapy. The fair value of Affini-T’s shares of common stock was estimated by our management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse us for expenses incurred while performing research activities under the research plans. As of December 31, 2024, we received a total of $7.5 million from Affini-T related to reimbursable expenses. Additionally, we are eligible to receive (i) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (ii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iii) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

Termination of Moderna Agreement

On April 26, 2024 (the “Termination Date”), we and ModernaTx, Inc. (“Moderna”) mutually terminated the Strategic Collaboration and License Agreement, dated October 29, 2021 (the “Moderna Agreement”), by and between us and Moderna. As a result of the termination of the Moderna Agreement, we regained full development and commercialization rights to our wholly-owned base editing and RIGS technologies that were subject to the Moderna Agreement and regained full rights to our Primary Hyperoxaluria Type 1 (“PH1”) program. We have decided to look for a partner or licensee for further development of PH1. Previously disclosed data achieved preclinical proof-of-concept in an accepted disease model of PH1. For additional information, refer to Note 7 in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

The pharmaceutical and biotechnology industries, including the gene therapy and genome editing fields, are characterized by rapidly advancing technologies, intense competition, and a reliance on strong intellectual property. We believe our metagenomics powered discovery platform along with our expertise in genome editing, drug discovery, clinical development, manufacturing and our ever-increasing IP portfolio, provide us with several key competitive advantages over our peers. Despite our competitive advantages, we face competition from several companies. There are numerous publicly traded companies utilizing CRISPR/Cas nuclease technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG and Intellia Therapeutics, Inc., among others. Beam Therapeutics Inc. and Verve Therapeutics, Inc. utilize base editing technology and Prime Medicine utilizes prime editing technology. Several other companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc., Cellectis S.A., and bluebird bio, Inc. utilize first-generation nuclease-based genome editing technologies, including ZFNs, engineered meganucleases and TALENs. We also face competition from companies utilizing gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

There are several other private companies such as Arbor Biotech, nChroma Bio, Mammoth Biosciences, Scribe Therapeutics, Tessera Therapeutics, and Tune Therapeutics, Inc. that have announced they are working on genome-and epigenome-editing therapies.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. This may include other genome editing companies using antiquated or next generation genome editing approaches or other types of therapies, such as small molecule, antibody, and/or protein therapies. For example, valoctocogene roxaparvovec, the first hemophilia A gene therapy, was conditionally approved for use in Europe in August 2022 and was approved in the United States in June 2023.

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

Manufacturing

Our genome editing technology is composed of multiple genome editing components including the nuclease, mRNA, gRNA, and in some instances may include a donor DNA or RNA template for insertions. We have extensively characterized each of these components and have made significant investment in scalable manufacturing and process automation to meet stringent current good manufacturing practices (“cGMP”). Our in-house cGMP facility is capable of manufacturing clinical grade nucleases and mRNA to supply both wholly-owned and collaboration programs. We partner with contract manufacturing organizations (“CMOs”) for gRNA and DNA template development and supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative suppliers to support any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement. We continue to invest in both viral and non-viral delivery technologies internally and with partners. In the second half of 2024, we initiated manufacturing activities to support IND-enabling studies and clinical material supply.

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

Patent Portfolio

As of December 31, 2024, we own six issued U.S. patents, 32 pending U.S. non-provisional patent applications, 23 pending U.S. provisional patent applications, 18 issued foreign patents in Australia, Canada, Great Britain, Hong Kong, Japan, Mexico and South Korea, 234 pending foreign patent applications, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, Mexico and Brazil, and 19 Patent Cooperation Treaty (“PCT”) patent applications.

The patent portfolios for our genome editing systems as of December 31, 2024 are summarized below.

Our type II CRISPR systems are protected by three issued U.S. patents with composition of matter claims covering genome editing systems using Type II nucleases, four pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them, and one pending U.S. provisional patent application with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them. Our type II CRISPR systems are also protected by seven issued foreign patents with composition of matter claims covering genome editing systems using Type II nucleases, including in Canada, South Korea, Great Britain, Australia and Mexico, 33 pending foreign patent applications with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, Mexico, and Brazil, and two PCT patent application with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them. The aforementioned issued U.S. patents will expire on February 14, 2040, and the issued foreign patents will expire on February 14, 2040. If issued, the aforementioned patent applications are expected to expire between February 14, 2040 and August 29, 2042.

Our type V CRISPR systems are protected by two issued U.S. patents, three pending U.S. non-provisional patent applications, and one pending U.S. provisional patent application with composition of matter claims covering genome editing systems using Type V nucleases with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them. Our type V CRISPR systems are also protected by six issued foreign patents with composition of matter claims covering genome editing systems using Type V nucleases, including in Australia, Great Britain, Hong Kong and South Korea, 19 pending foreign patent applications with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them, including in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, and Mexico, and one PCT patent application with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them. The aforementioned issued U.S. patents will expire on March 6, 2041, and the issued foreign patents will expire on March 5, 2041 and March 6, 2041. If issued, the aforementioned patent applications are expected to expire between March 6, 2041 and July 29, 2043.

Our base editor systems are protected by five pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them, and eight pending U.S. provisional patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them. Our base editor systems are also protected by one issued foreign patent with composition of matter claims covering genome editing systems using nucleases and base editors, 22 pending foreign patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, Mexico, and Brazil, and one PCT patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them. The aforementioned issued foreign patent will expire on September 9, 2041. If issued, the aforementioned patent applications are expected to expire between September 10, 2041 and May 3, 2044.

Our CAST systems are protected by four pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them, and one pending U.S. provisional patent application with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them. Our CAST systems are also protected by 39 pending foreign patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them, including in Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, South Korea, and Mexico, and one PCT patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them. If issued, the aforementioned patent applications are expired to expire between August 23, 2041 and March 23, 2043.

Our Cas chimera systems are protected by two pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using chimeric nucleases and methods of using them and one pending U.S. provisional patent application with composition of matter claims covering genome editing systems using chimeric nucleases and methods of using them. Our Cas chimera systems are also protected by two issued foreign patents in Great Britain and Hong Kong, and 18 pending foreign patent applications, including in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico with composition of matter claims covering genome editing systems using chimeric nucleases, and one PCT patent applications with composition of matter claims covering genome editing systems using chimeric nucleases and methods of using them. If issued, the aforementioned patent applications are expected to expire on January 21, 2042.

Our SMART nuclease systems are protected by one issued U.S. patent, three pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using small nucleases, and one pending U.S. provisional patent application with composition of matter covering genome editing systems using small nucleases and methods of using them. Our SMART nuclease systems are also protected by two issued foreign patents in Great Britain and Japan, 21 pending foreign patent applications with composition of matter covering genome editing systems using small nucleases and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, and Mexico, and one PCT patent application with composition of matter claims covering genome editing systems using small nucleases and methods of using them. The aforementioned issued U.S. patent will expire on March 30, 2041 and the aforementioned issued foreign patents will expire on March 30, 2041. If issued, the aforementioned patent applications are expected to expire on March 30, 2041.

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

Trademarks

As of December 31, 2024, we own the trademark registrations for Metagenomi in the United States and we have trademark applications for Metagenomi SMART in the United States.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the or FD&C Act, as amended, the FDA incentivizes the development of product candidates that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biologic for such disease or condition will be received from sales in the United States of such drug or biologic. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent marketing application after the date of approval of the rare pediatric disease drug product. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher (“PRV”) upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

Manufacturers of biological products are required to comply with applicable cGMP requirements, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, complying with electronic record and signature requirements and applicable product tracking and tracing requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

A reference biological product is granted four-and 12-year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”) for clinical trial authorization in up to 30 EU/ EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (“Member States concerned”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval of our medicinal products under the European Union regulatory system, we are required to submit a marketing authorization application (“MAA”), to be assessed in either the centralized procedure or a national authorization procedure. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union, and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and human products containing a new active substance which is not authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of patients at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency (“EMA”), to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission decision, which is valid in all European Union Member States. The centralized procedure is as follows: full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP, and taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the MA.

When the opinion is favorable, it shall include the draft summary of product characteristics (“SmPC”), the package leaflet, and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission (“EC”), which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

There are two other procedures in the European Union for the grant of an MA in multiple European Union Member States, where a product does not fall within the mandatory scope of the centralized procedure. If a product has already been authorized for marketing in a European Union Member State, this national MA can be recognized in another European Union Member State through the mutual recognition procedure. If the product has not received a national MA in any European Union Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. In the European Union, under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition that affects no more than five in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union and, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the applicable orphan condition, or if such a method exists, the proposed orphan medicinal product will be of significant benefit to patients affected by such condition, as defined in Regulation (EC) 847/2000.

Orphan designation provides opportunities for fee reductions, protocol assistance, and access to the centralized procedure. Fee reductions are limited to the first year after an MA is granted, except for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EC may not approve any other application to market a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is shown that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication at any time if:

•
the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior;
•
the MA holder of the authorized product consents to a second medicinal product application; or
•
the MA holder of the authorized product cannot supply enough orphan medicinal product.

A pediatric investigation plan (“PIP”), in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when an MA holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union. Medicines authorized across the European Union with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate (“SPC”) by six months (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA (“PUMA”). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

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

All of the aforementioned European Union rules are generally applicable in the EEA.

The United Kingdom formally left the European Union on January 31, 2020.

As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the United Kingdom government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is now responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single United Kingdom-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only”, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new United Kingdom MA. There is now no pre-MA orphan designation in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the United Kingdom market, i.e., the prevalence of the condition in the United Kingdom (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the United Kingdom.

Other Healthcare Laws and Compliance Requirements

Other Healthcare Laws

Biotechnology companies are subject to additional healthcare laws in the jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as, in the future sell, market and distribute any products for which we obtain regulatory approval. Such laws include, without limitation, state and federal patient data privacy and security laws, federal and state anti-kickback laws, physician-self referral laws, false claims and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other health care providers, and similar healthcare laws and regulations in the EU and other jurisdictions. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, and exclusion from participation in federal and state healthcare programs and imprisonment.

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

The U.S. government, state legislatures and foreign governments have also continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic (or biosimilar) products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

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

Additionally, former President Biden issued – and President Trump may issue – multiple executive orders that sought to reduce prescription drug costs. There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation. The Inflation Reduction Act of 2022 (“IRA”), includes several provisions that impact the pharmaceutical industry, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

Data Privacy & Security

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. As our operations and business grow, we may become subject to or affected by U.S. federal and state laws and regulations, including the Health Information Portability and Accountability Act of 1996, and its implementing regulations, as amended (“HIPAA”), that govern the collection, use, disclosure, and protection of health-related and other personal information. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020 and was amended effective January 1, 2023, established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for individuals residing in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, the law has broad application to other personal information. Many other states have passed or proposed similar privacy legislation and more states may do so in the future. State laws and laws from other countries outside of the United States also govern the privacy and security of health information in some circumstances. Many of these laws differ from each other in significant ways and they often are not preempted by HIPAA, thus complicating compliance efforts. For example, the EU’s General Data Protection Regulation (“EU GDPR”) and the EU GDPR as incorporated into the laws of the United Kingdom (“UK GDPR”, together with the EU GDPR, “GDPR”). The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of health and other sensitive data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal information and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal information breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal information; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2024, we had 202 full-time employees, of which 69 have M.D. or Ph.D. degrees. Within our workforce, 169 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Legal proceedings

From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. Except as described below, our management is currently not aware of any legal matters that could have a material adverse effect on our financial position, results of operations or cash flows.

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. The lead plaintiff’s amended complaint is due on April 4, 2025 under the current case schedule. We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. We intend to defend vigorously against this litigation. See Note 8 to the consolidated financial statements for more information.

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

Since inception, we have incurred significant operating losses. Our net loss was $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $223.0 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2024, our cash, cash equivalents and available-for-sale marketable securities were $248.3 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the effect of competing technological and market developments; and
•
pandemics, epidemics or outbreaks of a contagious illness, economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $45.6 million (which are not subject to expiration) and state net operating loss carryforwards of $118.3 million (which begin to expire in various amounts in 2037), and $4.5 million of research credit carryforwards for state income tax purposes (which do not expire and can be carried forward indefinitely). To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses (“NOLs”) may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We may experience ownership changes in the future, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by our subsidiary may not be available to offset taxable income earned by our subsidiary. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

The time required to obtain approval for any of our potential product candidates from the FDA, the European Commission (“EC”) or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. For more information on the regulatory approval process, see “Business—Government Regulation” in this Annual Report on Form 10-K. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of any product candidates we may develop are successful, such product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

Because genome editing is relatively novel, the regulatory requirements that will govern any novel genome editing product candidates we develop may continue to evolve. Only one genome editing therapy, CASGEVY, has received marketing authorization from the FDA and EC to date and, within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the EC. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. For example, in January 2020, the FDA issued several new guidance documents on gene therapy products, and in January 2024, the FDA published a final guidance document providing recommendations for human genome editing gene therapy products. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products (“OTP”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC or institutional review board (“IRB”), can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some genome editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and has suspended ongoing trials, due to the FDA’s placement of clinical holds on their INDs.

The same applies in the European Union. The European Medicines Agency’s (“EMA”) Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products (i.e. gene therapy, somatic-cell therapy or tissue-engineered medicines). The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (“CHMP”) before the CHMP adopts its opinion which is submitted to the EC for the final decision on whether to grant a marketing authorization or not. In the European Union, the EMA publishes guidelines for the development and evaluation of gene therapy medicinal products to assist in preparing marketing authorization applications, however these are continually under review. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

Several private companies such as Arbor Biotechnologies, Inc., nChroma Bio, Scribe Therapeutics Inc., and Mammoth Biosciences, Inc. are actively searching for novel genome editing components and have reported the discovery of new DNA-cutting enzymes. Other companies are active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including Recode Therapeutics, Inc., Verve Therapeutics, Inc., Generation Bio Co. and Beam Therapeutics, among others.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for any product candidates we may develop. This may include other types of therapies, such as small molecule, antibody and/or protein therapies. For example, valoctocogene roxaparvovec, the first hemophilia A gene therapy, was conditionally approved for use in Europe in August 2022 and was approved in the United States in June 2023.

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

Even if we obtain the requisite approvals from the FDA in the United States, the EC in the European Union and other regulatory authorities internationally, the commercial success of any product candidates we may develop will depend, in part, on the acceptance of physicians, patients and health care payors of genome editing and gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community who may opt for existing treatments with which they are already familiar and for which greater clinical data may be available. The degree of market acceptance of genome editing and gene therapy products and, in particular, any product candidates we may develop, if approved for commercial sale, will depend on several factors, including:

•
the efficacy, durability and safety of such product candidates as demonstrated in any future clinical trials;
•
the potential and perceived advantages of such product candidates over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which the product candidate is approved by the FDA, the EC or other regulatory authorities;
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

The future geopolitical landscape also remains particularly uncertain with the change in presidential administration. Any resulting changes in international trade relations, legislation and regulations, including those related to trade tariffs, taxation, and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases and other adverse public health developments could have a material impact on our business operations and operating results. For example, the spread of COVID-19 has affected segments of the global economy and our operations. As a result of similar public health crises that may arise, we may experience disruptions that could adversely impact our operations, research and development, and as we continue developing, any preclinical studies, clinical trials and manufacturing activities we may conduct, some of which may include:

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

In addition, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we may face similar volatility in our stock price. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, public health crises could exacerbate the other risks described in this section.

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

We incorporate artificial intelligence (“AI”) solutions into our platform, and these applications may become important in our operations over time. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors.

Even in the absence of dedicated AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal information of customers or patients. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

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

However, there can be no assurance that we will successfully obtain such designations for any potential product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy (“RMAT”) designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a biologics license application (“BLA”) for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification. We may also seek rare pediatric disease designation for some of our potential product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher (“PRV”) at the time the application is approved. Under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. However, the FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time. Further, even if Congress were to reauthorize this program, the FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV.

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

There have also been executive, judicial, and congressional challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures of the presidential administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or clinical trial applications to regulatory authorities and obtain regulatory clearance to commence clinical development. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases such as Primary Hyperoxaluria Type 1 have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations.

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

In order for the FDA to grant orphan drug exclusivity to one of our potential product candidates, the agency must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. In the European Union, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The FDA or EMA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA or EMA can subsequently approve the same product candidate for the same condition if the FDA or EMA (as applicable) concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

Our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators,

contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, social engineering attacks (including phishing attacks), ransomware, malware, social engineering, service interruptions, system malfunction, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, wrongful conduct by insider employees or vendors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and cybersecurity incidents or data breaches, we and our third-party vendors, like other companies in our industry, have in the past and may in the future experience cybersecurity incidents which could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary, personal or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

If we were to experience a cybersecurity incident, data breach, or other security event relating to our information systems or data, the costs, time and effort associated with the investigation, remediation and potential notification of the breach to counterparties, regulators and data subjects could be material. We may incur significant costs in an effort to detect and prevent security incidents or data breaches, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident or data breach. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. The risk of a cybersecurity incident, data breach, or other security event, particularly through cyberattacks including supply chain attacks such as SolarWinds or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. As a result, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of critical information. We cannot guarantee that we will be able to detect or prevent any such incidents, and our remediation efforts may not be successful or timely. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information.

To the extent that any cybersecurity incident, data breach, or other security event were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’, contractors’, consultants’ or other third parties’ data, including personal information, or applications or inappropriate disclosure, loss, destruction or alteration of, or access to, confidential, personal or proprietary information, we would be required to notify affected stakeholders and could incur significant liability including litigation exposure, substantial penalties and fines, we could become the subject of regulatory action, inquiry or investigation, our competitive position could be harmed, we could incur significant reputational damage and the further development and commercialization of any product candidates we may develop could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

There are numerous U.S. federal and state laws, rules and regulations related to the collection, use, disclosure and security of personal information.

Additionally, laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a cybersecurity incident or data breach. Although we may have contractual protections with our service providers, any actual or perceived cybersecurity incident or data breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived cybersecurity incident or data breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Determining whether personal information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

Data privacy remains an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and continued legal challenges. At the federal level, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The Genetic Information Nondiscrimination Act of 2008 (“GINA”), which clarified that genetic information is protected under HIPAA and restricts the use and disclosure of genetic information. In addition, certain state laws govern privacy and security of personal information. Further, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Further, through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern.

Certain state laws also govern the privacy and security of personal information. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020 and, among other things, required companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allowed consumers to opt out of certain data sharing with third parties and provided a new cause of action for data breaches. Additionally, California voters approved the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA significantly modified the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to California residents such as correction of personal information and additional opt-out rights. The CPRA also created a new state agency that has been vested with authority to implement and enforce the CCPA and the CPRA.

The enactment of the CCPA has prompted a wave of similar legislative developments in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, similar laws have been passed in numerous other states. Other states have proposed similar laws, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

In addition, our operations may be subject to European data privacy laws, regulations and guidelines. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing of special categories of personal information (such as health data), relying on a legal basis or condition for processing personal information, where required obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal information, implementing limitations on the retention of personal information, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal information to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK

IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal information. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal information we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal information that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK Government has introduced a Data Protection and Digital Information Bill to reform the UK data protection legal framework which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. Further, this may lead to additional compliance costs and could increase our overall risk In addition, EEA Member States have adopted national laws which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. This possible divergence in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal information and our privacy and data security compliance.

Our efforts to comply with the evolving data protection laws, rules and regulations may be unsuccessful. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. The laws are not consistent, and compliance in the event of a widespread cybersecurity incident or data breach is costly and time-consuming. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. We must devote significant resources to understanding and complying with this changing landscape. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects.

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

We may fail to manage our growth effectively. As of December 31, 2024, we had 202 full-time employees, of which 69 have M.D. or Ph.D. degrees. Within our workforce, 169 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. While federal agencies in the U.S. operate under a continuing resolution and without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing genome editing systems. Our genome editing systems make use of CRISPR-based technology, which is a field that is highly active for patent filings and complex litigation. As of May 2024, it was reported that approximately 17,000 patent families worldwide cover CRISPR related inventions and their uses. That number has continued to increase. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our genome editing systems and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our genome editing systems. We are aware of multiple patents and patent applications directed to CRISPR technologies, Cas molecules, and their uses in genome editing. For example, we are aware of patent portfolios related to CRISPR/Cas genome editing systems that are owned or co-owned by Sigma Aldrich, Stanford University and Agilent Technologies, the Broad Institute and/or Harvard University and/or the Massachusetts Institute of Technology (“MIT”), and Targetgene Biotechnologies. We are also aware of patent portfolios related to base editing systems that are owned or co-owned by Beam Therapeutics, the Broad Institute and/or Harvard University and/or MIT, the University of California, Duke University, Kobe University, the Max Planck Institute, Wageningen University, and Bioray Laboratories. We are also aware of patent portfolios related to CRISPR associated transposase/retro-transposase (“CAST”) systems that are owned or co-owned by the Broad Institute, Arbor Biotechnologies, and the University of Rochester.

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

Risks Related to our Common Stock, and Operating as a Public Company

The market price of our common stock has been, and may continue to be, volatile, which could result in substantial losses for investors.

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
•
the outcome of any pending or future litigation;
•
general economic, industry and market conditions, such as those arising from U.S.-China relations, rising interest rates and inflation or deflation;
•
global health pandemics, epidemics or outbreaks of a contagious illness;
•
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

We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our financial position, results of operations or cash flows.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including pharmaceutical and biotechnology companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our development programs.

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. The lead plaintiff’s amended complaint is due on April 4, 2025 under the current case schedule. We intend to defend vigorously against this litigation.

At this time, no assessment can be made as to the likely outcome, therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. We may also become subject to additional securities class action lawsuits in the future. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but the commencement and/or resolution of such suits (particularly if the outcome were negative), could have a material adverse effect on our reputation, financial position, results of operations and cash flows. They could also cause a decline in the market price of our common stock.

We have incurred, and continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred, and continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with the filing of this Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources and engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in the future we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of December 31, 2024, 37,418,470 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with SOX Section 404, which will require annual management assessment of the effectiveness of our internal control over financial reporting starting with this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented a cybersecurity program in accordance with our risk profile and business size that is informed by recognized industry standards, including elements of the National Institute of Standards and Technology Cybersecurity Framework. We leverage the cybersecurity services of third-party vendors, including virtual chief information security officer services, to support our cybersecurity risk management program.

Our cybersecurity risk management program is comprised of a number of components, including but not limited to a risk assessment incorporating elements of industry-standard frameworks, penetration testing, endpoint detection and response, system log monitoring and alert platform, and security operations center, functioning 24x7. We have an employee training program that includes annual cybersecurity awareness training that is reinforced by frequent phishing campaigns. We also maintain an incident response plan and related processes to help guide our response to cybersecurity incidents.

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

The Head of IT reports to the Chief Financial Officer (CFO), and attends regular meetings with the CFO to discuss updates relating to the Company’s cybersecurity program. The Head of IT also provides cybersecurity updates on a quarterly basis to the Company’s executive team.

The Board of Directors has delegated oversight of cybersecurity risk management to the Audit Committee. The Audit Committee reviews the Company’s major cybersecurity risk exposures and the steps that the Company’s management has taken to monitor and control such exposures. Specifically, the Audit Committee reviews updates on data management, security initiatives, and significant existing and emerging cybersecurity risks, including material cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident, and any disclosure obligations arising from any such incidents.
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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings, refer to “Note 8. Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Select Market under the symbol “MGX” on February 9, 2024. Prior to this date, there was no public trading market for our common stock.

Stockholders

As of March 7, 2025, we had approximately 221 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Dividends

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

Use of Proceeds from Public Offering of Common Stock

On February 13, 2024, we closed our initial public offering (“IPO”), pursuant to which we issued and sold 6,250,000 shares of common stock at an initial public offering price of $15.00 per share. We received aggregate gross proceeds from the IPO of $93.8 million, or aggregate net proceeds of $80.7 million after deducting underwriting discounts and commissions and other offering costs of $13.0 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023. For our discussion of the year ended December 31, 2023, as compared to the year ended December 31, 2022, refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, genome editing toolbox. We are harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, to unlock four billion years of microbial evolution to discover and develop a suite of novel editing tools capable of correcting any type of genetic mutation found anywhere in the genome. Our platform combines artificial intelligence (“AI”), ancestral state reconstruction, and proprietary algorithms run on expansive cloud computing infrastructure to identify novel clustered regularly interspaced short palindromic repeat (“CRISPR”) nucleases and other effector enzymes at high speed. Our comprehensive genome editing toolbox includes systems for making small edits such as programmable nucleases, base editors, and small RNA-mediated integration systems (“RIGS”), as well as large gene integration systems including large template RIGS and CRISPR-associated transposases (“CASTs”). In addition, our toolbox includes ultra-small editing systems that are small enough to be packaged into a single adeno-associated virus (“AAV”) to potentially address extrahepatic therapeutic indications. Together, these tools form a toolbox with the potential to make any desired gene modification – gene knockdown, gene knock-in as well as small and large genomic corrections.

Our investigational development program in hemophilia A is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children. In a non-human primate (“NHP”) study, we demonstrated integration of a cynomolgus version of the B-domain deleted wild type Factor VIII (“FVIII”) gene, used to avoid the confounding effects of anti-human FVIII antibodies, and confirmed durable FVIII activity levels in all animals over a 16.5-month period with a data cut-off of November 2024. Durable activity from the FVIII knock-in was achieved with only transient elevation of liver transaminases at the time of dose administrations, and with no other safety findings as of that date and no impact to circulating albumin levels and no significant change in total bilirubin post administrations. In a second NHP study designed to support our lead hemophilia A development candidate, MGX-001, which uses a B-domain deleted bioengineered FVIII construct, we demonstrated significantly higher FVIII activity compared to wild type FVIII, despite similar integration frequency between the bioengineered construct and wild type gene. This data suggests that MGX-001 may enable therapeutic levels of FVIII activity at lower AAV doses, potentially resulting in MGX-001 having improved safety characteristics. In mid 2024, we engaged in regulatory discussions with the U.S. Food and Drug Administration (the “FDA”) and initiated manufacturing activities to support Investigational New Drug (“IND”)-enabling studies and clinical material supply. We plan to conduct pre-IND and ex-U.S. regulatory meetings in 2025 and to complete IND and clinical trial application (“CTA”) filings for MGX-001 in 2026.

Our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis”) initially focuses on high value cardiometabolic diseases. In vivo rodent proof-of-concept was achieved in all four wave 1 genetic targets, including transthyretin (“TTR”) for transthyretin amyloidosis and angiotensinogen (“AGT”) for refractory hypertension, as well as two undisclosed programs in significant cardiometabolic indications. Along with our partner Ionis, we are conducting preclinical activities with the plan to nominate one to two development candidates in 2025.

Reorganization and Reverse Stock Split

We previously operated as a Delaware limited liability company under the name Metagenomi Technologies, LLC (“Metagenomi LLC”). On January 24, 2024, we completed a series of transactions pursuant to which Metagenomi LLC merged with and into its wholly-owned subsidiary Metagenomi, Inc., a Delaware corporation, with Metagenomi, Inc. (“Metagenomi” or the “Company”) continuing as the surviving corporation (the “Reorganization”). In connection with the Reorganization, (i) all of the outstanding common unitholders of Metagenomi LLC received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding redeemable convertible preferred unitholders of Metagenomi LLC received shares of redeemable convertible preferred stock of

Metagenomi, Inc. with the same rights and privileges and (iii) certain holders of profits interests in Metagenomi LLC received shares of common stock or unvested restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Amended and Restated Limited Liability Company Agreement in effect immediately prior to the Reorganization. In connection with the Reorganization, by operation of law, Metagenomi, Inc. acquired all assets of Metagenomi LLC, and assumed all of its liabilities and obligations. The Reorganization was a non-taxable transaction to Metagenomi, Inc. for U.S. income tax purposes.

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

Macroeconomic Trends

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs and trade disputes with other countries, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Collaboration and License Agreements

As part of our strategy, we have entered into collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) (the “Affini-T Agreement”) to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using genome editing technologies. In October 2021, we entered into a Strategic Collaboration and License Agreement (the “Moderna Agreement”) with ModernaTx, Inc. (“Moderna”), focused on advancing new genome editing system for in vivo human therapeutic applications, and in April 2024, we and Moderna mutually terminated the Moderna Agreement. Refer to Note 7 in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $52.3 million and $44.8 million for the years ended December 31, 2024 and 2023, respectively.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2 in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Expenses

Research and Development

The largest component of our total operating expenses since our inception has been research and development activities. Research and development expenses consist primarily of personnel costs for research and development employees, including stock-based compensation; the costs of acquiring research and development supplies and services; manufacturing process development costs; the research and development expenses that we share with our collaboration partners for co-development programs; other outside services and consulting costs; and allocated facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, including stock-based compensation expense, and other expenses for outside professional services, including legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, consulting and tax services; insurance costs; administrative travel expenses; website development costs; marketing and public relations costs; and facilities, information technology and other allocated overhead costs.

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

Benefit (Provision) for Income Taxes

Metagenomi LLC was taxed under the provisions of Subchapter K — Partners and Partnerships of the Internal Revenue Code. Under those provisions, Metagenomi LLC does not pay federal or state corporate income taxes on its taxable income. Instead, each member includes net operating income or loss for Metagenomi LLC on its individual return. Metagenomi is a corporation for tax purposes and is subject to income taxes. Prior to the Reorganization, Metagenomi was a wholly-owned subsidiary of Metagenomi LLC. After the Reorganization, Metagenomi continues as the surviving corporation.

As of December 31, 2024, we had net operating loss carryforwards of $45.6 million and $118.3 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards do not expire. State net operating loss carryforwards begin expiring in 2037. As of December 31, 2024, we had state research and development credit carryforwards of $4.5 million, which do not expire. As of December 31, 2024, we had zero federal research and development credit carryforwards.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change
Collaboration revenue	$52,295	$44,756	$7,539
Operating expenses:
Research and development	109,179	94,403	14,776
General and administrative	32,017	28,845	3,172
Total operating expenses	141,196	123,248	17,948
Loss from operations	(88,901)	(78,492)	(10,409)
Other income (expense):
Interest income	14,722	15,468	(746)
Change in fair value of long-term investments	(9,185)	2,870	(12,055)
Other expense, net	(207)	(74)	(133)
Total other income, net	5,330	18,264	(12,934)
Net loss before benefit (provision) for income taxes	(83,571)	(60,228)	(23,343)
Benefit (provision) for income taxes	5,513	(8,027)	13,540
Net loss	$(78,058)	$(68,255)	$(9,803)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change
Ionis	$30,439	$21,915	$8,524
Moderna	18,742	18,119	623
Affini-T	3,114	4,722	(1,608)
Total collaboration revenue	$52,295	$44,756	$7,539

Collaboration revenue increased by $7.5 million, from $44.8 million for the year ended December 31, 2023 to $52.3 million for the year ended December 31, 2024. The increase in collaboration revenue for the year ended December 31, 2024 was primarily driven by an $8.5 million increase in revenue related to the Ionis Agreement as we performed more services and a $0.6 million increase in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue during the year ended December 31, 2024, offset by a $1.6 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change
Employee-related expenses	$38,317	$35,590	$2,727
Stock-based compensation	8,891	3,367	5,524
Research and development supplies and services	33,237	30,153	3,084
Facilities and overhead costs	25,409	22,439	2,970
Professional services and consulting	3,325	2,854	471
Total research and development expense	$109,179	$94,403	$14,776

Research and development expenses were $109.2 million for the year ended December 31, 2024, compared to $94.4 million for the year ended December 31, 2023. The increase of $14.8 million was primarily due to an increase of $5.5 million in stock-based compensation expense in addition to $2.7 million in other employee-related expenses, an increase of $3.0 million in facilities and allocated overhead, including rent, repairs and maintenance costs, depreciation, common facilities and information technology related expenses allocated to research and development due to expansion of our research and development operations, and an increase of $3.1 million in research and development supplies and services related to external costs to support our research and preclinical development activities and manufacturing activities to support the MGX-001 program in hemophilia A. The increase in stock-based compensation and employee-related expenses was due to an increase in the average headcount, the issuance of annual equity awards to existing employees, and a one-time acceleration of stock-based compensation expense related to profits interests units that were canceled without a concurrent grant of a replacement award during the Reorganization and were accounted for as a repurchase for no consideration during the year ended December 31, 2024

General and Administrative Expenses

General and administrative expenses were $32.0 million for the year ended December 31, 2024, compared to $28.8 million for the year ended December 31, 2023. The increase of $3.2 million was primarily related to an increase of $3.8 million in stock-based compensation expense in addition to $0.7 million in other employee-related expenses, as a result of increased headcount and the issuance of annual equity awards to existing employees, an increase of $0.8 million in facilities and allocated overhead, offset by a decrease of $2.1 million in professional services and consulting costs.

Total Other Income, Net

Total other income, net, decreased by $12.9 million, from $18.3 million for the year ended December 31, 2023 to $5.3 million for the year ended December 31, 2024. The decrease in other income, net, was primarily due to a net change in the fair value of our long-term investment in Affini-T in which the Company recognized a loss of $9.2 million during the year ended December 31, 2024, and a gain of $2.9 million during the year ended December 31, 2023.

Benefit (Provision) for Income Taxes

Provision for income taxes decreased by $13.5 million for the year ended December 31, 2024, from a provision for income taxes of $8.0 million for the year ended December 31, 2023, to a benefit for income taxes of $5.5 million for the year ended December 31, 2024. The benefit for income taxes for the year ended December 31, 2024 was primarily due to our intention to elect to carry back the 2024 research and development credit to the prior year, in addition to a return to provision adjustment related to the prior year return. The provision for income taxes for the year ended December 31, 2023 was mainly due to our taxable income related to an upfront payment received under the Ionis Agreement and capitalization of research and development expenses under the Internal Revenue Code Section 174 (“Section 174”).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through December 31, 2024, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $223.0 million.

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

As of December 31, 2024, we had $248.3 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(109,073)	$(91,409)
Net cash (used in) provided by investing activities	(88,157)	45,734
Net cash provided by financing activities	84,013	1,012
Net decrease in cash, cash equivalents and restricted cash	$(113,217)	$(44,663)

Cash Flows from Operating Activities

Net cash used in operating activities was $109.1 million for the year ended December 31, 2024 and consisted primarily of our net loss of $78.1 million and changes in our net operating assets and liabilities of $59.7 million, partially offset by net non-cash charges of $28.7 million. The net change in our operating assets and liabilities consisted primarily of a decrease of $46.8 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $3.4 million in operating lease liabilities due to recurring payments under the existing lease agreements, a decrease of $3.3 million in income tax payable due to payment of our 2023 income tax liability, an increase of $2.3 million in prepaid expenses and other current assets, a decrease of $3.1 million in other non-current liabilities and a decrease of $1.1 million in accounts payable due to the timing of payments to our vendors, offset by a decrease of $1.2 million in accounts receivable. The net non-cash charges consisted primarily of $16.2 million in stock-based compensation expense, a $9.2 million charge related to the fair value of our investments in Affini-T, $5.4 million of depreciation expense, $4.6 million in non-cash lease expense, and a $1.0 million loss on the write-off of fixed assets, partially offset by $6.2 million in amortization of discounts on available-for-sale marketable securities and $1.7 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Net cash used in operating activities for the year ended December 31, 2023 was $91.4 million and consisted primarily of our net loss of $68.3 million, a net reduction of $26.4 million in our net operating assets and liabilities, and decreased by non-cash charges of $3.3 million. The net change in our net operating assets and liabilities primarily consisted of a $30.3 million decrease in deferred revenue and collaboration advances as we recognized revenue under our collaboration agreements, a $2.5 million increase in accounts receivable related to the Affini-T Agreement and the Moderna Agreement, a $1.2 million decrease in operating lease liabilities due to recurring payments under the existing lease agreements, and a $1.1 million increase in prepaid expenses and other assets, all partially offset by a $4.0 million increase in other non-current liabilities, a $1.7 million increase in income tax payable due to additional tax expense, a $1.6 million increase in accrued expenses and other current liabilities and a $1.3 million decrease in contract assets related to the Affini-T Agreement. The net non-cash charges consisted of $6.9 million stock-based compensation expense, $4.2 million non-cash lease expense and $4.2 million depreciation expense, all partially offset by $8.5 million credit related to amortization of the discounts on available-for-sale marketable securities, $2.9 million increase in fair value of our investments in Affini-T and $0.7 million amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $88.2 million primarily due to net purchases of available-for-sale securities of $84.7 million and purchases of property and equipment of $3.1 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $45.7 million, which consisted of $55.5 million in net maturities of available-for-sale marketable securities, offset by $9.8 million of purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $84.0 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Net cash provided by financing activities for the year ended December 31, 2023 was $1.0 million, which consisted of $4.3 million of net cash proceeds from our issuance of Series B-1 preferred redeemable convertible preferred stock, partially offset by $3.3 million of payments of IPO costs.

Contractual Obligations and Commitments

Leases

As of December 31, 2024, we leased our office and laboratory space under three lease agreements and one vivarium lease agreement. Remaining lease obligations under our non-cancellable leases were $63.4 million as of December 31, 2024, including $10.4 million payable through December 31, 2025 and $53.0 million for the reminder of the leases’ terms. For additional information on our leases and timing of future lease payments refer to Note 8 in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Obligations

We enter into contracts in the normal course of business with various third parties for preclinical research studies and supplies, and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon prior written notice or are not material.

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

On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition under our collaboration agreements, the fair value of common stock and stock-based compensation expense, the valuation of deferred tax assets, and uncertain income tax positions. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation Expense

We measure stock-based compensation based on the estimated grant date fair value of an award and recognize expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for in the period in which they occur.

We began issuing stock options and restricted stock units to our employees, directors and consultants subsequent to our IPO. We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model and for restricted stock units using the closing price of our common stock on the date of grant. The Black-Scholes option-pricing model requires the use of several variables and assumptions that require judgment, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, the risk-free interest rate, and the expected dividend yield of our common stock. We consider the expected volatility to be a critical accounting estimate. As we do not have sufficient trading history of our own common stock, we use the historical volatility of a publicly traded set of peer companies in addition to our own historical volatility. This assumption reflects our best estimate, but determining a representative peer group involves subjective considerations. As a result, if a different peer group is used to estimate volatility, the resulting volatility could have a material impact on our stock-based compensation expense. When determining the grant-date fair value of stock-based awards, we further consider whether an adjustment is required to the observable market price or volatility of our common stock that is used in the valuation as a result of material nonpublic information, if that information is expected to result in a material increase in share price.

We issued profits interests units to our employees, consultants and our board of managers prior to our IPO. In connection with the Reorganization, all outstanding unvested profits interests were exchanged for unvested restricted common stock. Prior to July 31, 2023, we used the Black-Scholes option-pricing model to determine the grant date fair value of profits interests. Beginning on July 31, 2023, the grant date fair value of profits interests issued and modified was estimated using the valuation model based on the Probability Weighted Expected Return Method (“PWERM”) with the estimated equity fair value allocated via the distribution waterfall in accordance with the amendment to the LLC Agreement to all outstanding redeemable convertible preferred units, common units and profits interests.

Determination of the Fair Value of our Common Units Issued Prior to our IPO

As there was no public market for our common units prior to the IPO, the estimated fair value of our common units was determined by our board of managers as of the date of each award grant with input from management, considering our most recently available third-party valuations of common unit, and our board of managers’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”).

In accordance with the Practice Aid, we determined the hybrid method was the most appropriate method for determining the fair value of our common units based on our stage of development and other relevant factors. The hybrid method is a PWERM, where the equity value in one or more scenarios is calculated using an option-pricing method (“OPM”). The PWERM is a scenario-based methodology that estimates the fair value of common unit based upon an analysis of future values for the company, assuming various outcomes. The common unit value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of members’ units. The future value of the common unit under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common unit. A discount for lack of marketability of the common unit is then applied to arrive at an indication of value for the common unit. In addition to considering the results of independent third-party valuations, our board of managers considered various objective and subjective factors to determine the thresholds for the profits interests as of each grant date, including:

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

Director and Officer Trading Plans and Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S‑K, during the three months ended December 31, 2024.

Announcement of 2025 Annual Meeting of Stockholders Date and Related Information

As of the date of this Annual Report on Form 10-K, we intend to hold our 2025 annual meeting of Stockholders (the “2025 Annual Meeting”) virtually on or about June 10, 2025. We are providing the following disclosure in accordance with our Amended and Restated Bylaws (the “Bylaws”) and Rule 14a-8 under the Exchange Act.

Director not Standing for Reelection

On March 11, 2025, Sebastián Bernales, Ph.D., a member of the Company’s board of directors informed the Company that he has decided not to stand for reelection at the 2025 Annual Meeting. Dr. Bernales will continue to serve as a member of the board of directors until the date of the 2025 Annual Meeting when his term shall expire. Dr. Bernales’ intention not to stand for reelection was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Bylaws Advance Notice Deadline for Submission of Stockholder Proposals and Director Nominations

Pursuant to our Bylaws, since the 2025 Annual Meeting is the first Annual Meeting following our initial public offering, for notice of stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations to be timely, they must be so received not later than the later of (i) the close of business on the 90th day before the 2025 Annual Meeting; or (ii) the close of business on the 10th day following the day on which public announcement of the date of the 2025 Annual Meeting is first made by us. To be considered timely, stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations, in each case intended to be brought before the 2025 Annual Meeting, must be received no later than the close of business on March 27, 2025. Any such stockholder proposals and director nominations must be directed to our Secretary at our corporate offices at Metagenomi, Inc., 5959 Horton Street, 7th Floor, Emeryville, CA 94608. Such stockholder proposals and director nominations must also comply with the advance notice provisions contained in Section 2 of our Bylaws.

Rule 14a-8 Deadline for the Submission of Stockholder Proposals

As we did not hold an annual meeting in 2024, pursuant to Rule 14a-8(e)(2) under the Exchange Act, the deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2025 Annual Meeting would be a reasonable time before the company begins to print and send its proxy materials. We have determined that March 27th, 2025 is a reasonable time before we expect to begin to print and distribute our proxy materials for the 2025 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that day. Such proposals must be directed to our Secretary at our corporate offices at Metagenomi, Inc., 5959 Horton Street, 7th Floor, Emeryville, CA 94608. Such proposals must also comply with Rule 14a-8 of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board currently consists of six (6) members. Below is a list of the names, ages as of March 7, 2025 and classification of the individuals who currently serve as our directors.

Name of Director	Age	Position
Sebastián Bernales, Ph.D.	49	Director (Class I)
Willard H. Dere, M.D.	71	Lead Independent Director (Class I)
Eric Bjerkholt, M.B.A.	65	Director (Class II)
Juergen Eckhardt, M.D., M.B.A.	58	Director (Class II)
Jian Irish, Ph.D., M.B.A.	61	President, Chief Operating Officer and Director (Class III)
Brian C. Thomas, Ph.D.	56	Co-Founder, Chief Executive Officer, Chair of the Board and Director (Class III)

Sebastián Bernales, Ph.D. has served on our board of directors since December 2020 and previously served as a Director of Metagenomi, Inc. from September 2016 to April 2020. Dr. Bernales has been a General Partner at Humboldt Fund since February 2020 and has been a Venture Partner at DROIA Ventures since August 2020. He has served as the Chief Executive Officer of Praxis Biotech LLC since July 2016 and a member of Sake Holdings LLC since May 2020. Dr. Bernales is also the founder of Merken Biotech. Dr. Bernales is a member of the boards of directors of PhageLab, Botanical Solutions, Momentum, Vedra, Alesta, and a few other private biotechnology companies and foundations. Dr. Bernales currently serves as an advisor to NotCo, Levita Magnetics, and Leyden Labs. From 2007 to 2016, Dr. Bernales worked at Medivation Inc., culminating in the position of Vice President of Discovery Biology. He received his B.S. from Catholic University in Chile and his Ph.D. in cell biology at the University of California in San Francisco. He completed his postdoctoral training at the University of California in San Francisco.

We believe that Dr. Bernales is qualified to serve as a director because of his significant experience in the biotechnology industry.

Willard H. Dere, M.D. has served on our board of directors since August 2021 and as lead independent director since November 2024. Dr. Dere currently serves as Chief Advisor and Chief Medical Officer at Angitia since July 2022, and on the board of directors of BioMarin, Seres and Mersana. From November 2014 to August 2022 he served as a director at Radius Health. He also serves on the Scientific Advisory Boards of Surrozen, AliveGen and Heranova Lifesciences. Dr. Dere served as a Professor of Internal Medicine from November 2014 to July 2022 at the University of Utah School of Medicine, and is currently Professor Emeritus, a position he has held since July 2022. Dr. Dere also served as Associate Vice President for Research, Co-Director of The Center for Genomic Medicine and Co-Director of the Utah Clinical and Translational Science Institute at the University of Utah Health Sciences Center during this time period. Before joining the University of Utah, Dr. Dere held various positions at Amgen, Inc., including Senior Vice President of Global Development and Corporate, then International Chief Medical Officer, from July 2003 to October 2014. From 1989 to 2003, Dr. Dere held multiple positions in clinical research, and regulatory affairs and safety at Eli Lilly and Company. He was also an assistant professor from 1989 to 1999 and a clinical associate professor from 1999 to 2009 at the Indiana University School of Medicine. Dr. Dere received his B.A. in history, zoology and M.D. from the University of California, Davis; he completed his postdoctoral training at the University of Utah in internal medicine, and at the University of California, San Francisco in endocrinology and metabolism.

We believe that Dr. Dere is qualified to serve on our Board of Directors because of his extensive experience in drug development, and as a board of directors member on several public companies.

Eric Bjerkholt, M.B.A. has served on our board of directors since January 2025. Mr. Bjerkholt has served as the Chief Financial Officer of Mirum Pharmaceuticals, Inc., a biopharmaceutical company developing treatments for orphan and rare diseases, since September 2023. Prior to that, Mr. Bjerkholt served as Chief Financial Officer of Chinook Therapeutics, Inc., a biopharmaceutical company focused on kidney diseases, from November 2020 to August 2023. In August 2023, Chinook Therapeutics was acquired by Novartis AG. Before Chinook Therapeutics, Inc., he served as the Chief Financial Officer of Aimmune Therapeutics, Inc., a biotechnology company developing treatments for food allergies, from April 2017 to November 2020, at which time, Aimmune was acquired by Nestle Health Science US Holdings, Inc. Prior to Aimmune Therapeutics, Mr. Bjerkholt spent 13 years at Sunesis Pharmaceuticals, Inc. from 2004 until 2017, where in addition to his role as Chief Financial Officer, Mr. Bjerkholt served in various capacities, including Executive Vice President of Corporate Development and Finance, Corporate Secretary and Chief Compliance Officer. Previously, Mr. Bjerkholt held senior executive finance roles at IntraBiotics Pharmaceuticals, Inc., LifeSpring Nutrition, Inc. and Age Wave, LLC and spent seven years in healthcare investment banking at J.P. Morgan & Company, Inc. He is currently a member of the board of directors of Surrozen, Inc., a publicly traded biotechnology company, and a member of the board of directors of Cerus Corporation, a publicly traded biotechnology company. Mr. Bjerkholt previously served as a member of the board of directors and Chair of the audit committee of CalciMedica, Inc., a publicly traded biotechnology company, from September 2020 until

January 2025. Mr. Bjerkholt holds a Cand. Oecon degree in economics from the University of Oslo in Norway and an M.B.A. from Harvard Business School.

We believe that Mr. Bjerkholt is qualified to serve as a director because of his extensive experience in, finance, strategy, leadership, and the biotechnology industry.

Juergen Eckhardt, M.D., M.B.A. has served as our Chairman of the Board of Directors from September 2020 to February 2024. Dr. Eckhardt has served as Head of Leaps at Bayer AG since February 2019 and previously served as Head of Venture Investments from September 2016 to February 2019. He currently serves on the boards of Dewpoint Therapeutics, Khloris Biosciences, Oerth Bio, and a few other private biotechnology companies and foundations. Previously, Dr. Eckhardt served as a management consultant and Associate Partner at McKinsey & Co. and a member of McKinsey’s Healthcare Leadership Team from 1994 to 2002. Dr. Eckhardt received his M.D. from the University of Basel and his M.B.A. from INSEAD in Fontainebleau, France.

We believe that Dr. Eckhardt is qualified to serve as a director because of his extensive experience in strategy, finance, leadership and drug development.

Jian Irish, Ph.D., M.B.A. has served as our President since November 2021 and our Chief Operating Officer since January 2021. Prior to joining us, Dr. Irish held positions as Senior Vice President, Global Head of Manufacturing and Senior Vice President of Supply Chain at Kite Pharma (now a subsidiary of Gilead) from September 2016 to December 2020. Dr. Irish served as Interim Chief Operating Officer of Affini-T Therapeutics from January 2021 to January 2022. Dr. Irish also served as Interim Chief Technology Officer and a board member for Fosun Kite, a joint venture between Kite Pharma and Fosun Pharma, from October 2018 to April 2020. From December 2014 to August 2016, Dr. Irish held positions as Vice President of Biologics Supply, Outsourcing, Partnerships, and External Manufacturing and Vice President of Product Development at Sanofi. From January 2000 to September 2014, Dr. Irish held various leadership positions at Amgen in operations, including Executive Director of JAPAC Supply, Executive Director of Contract Manufacturing, Officer for Kirin-Amgen JV, and Global Operations Team Leader. Dr. Irish currently serves as an advisor to Ori Biotech, and previously served as an advisor to ORCA Biosystems and ViTToria Biotherapeutics. Dr. Irish received a B.S. in chemical engineering from East China University of Science and Technology, an M.S. and Ph.D. in pharmaceutical sciences from Chiba University, and an M.B.A. from University of California, Los Angeles, Anderson School of Management.

We believe that Dr. Irish is qualified to serve as a director because of her considerable academic and research expertise, as well as her expansive knowledge about our Company as our President and Chief Operating Officer.

Brian C. Thomas, Ph.D. is our founder and has served as our Chief Executive Officer since September 2016 and as our Chairman of the Board since February 2024. Since December 2022, Dr. Thomas has served as Chairman of the Board of Directors of Haya Therapeutics, Inc. Previously, from 2001 to 2017, Dr. Thomas served as a program manager at University of California, Berkeley. From 1999 to 2001, Dr. Thomas served as a lead bioinformatics scientist at EOS Biotechnology (now PDL, Inc.). Dr. Thomas received his B.Sc. in cellular biology and his Ph.D. in biochemistry from University of Kansas and completed his post-doctoral research in computational biology at University of California, Berkeley.

We believe that Dr. Thomas is qualified to serve as a director because of his considerable academic and research expertise, as well as his expansive knowledge about our Company as our founder and Chief Executive Officer.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

Executive Officers

Below is a list of the names, ages as of March 7, 2025 and positions, and a brief account of the business experience of the individuals who serve as our executive officers:

Name	Age	Position
Brian C. Thomas, Ph.D.	56	Chief Executive Officer, Chair of the Board and Director
Jian Irish, Ph.D., M.B.A.	61	President and Chief Operating Officer and Director
Pamela Wapnick, M.B.A.	59	Chief Financial Officer
Sarah Noonberg, M.D., Ph.D.	57	Chief Medical Officer
Matthew L. Wein, J.D.	54	Senior Vice President, Head of Legal, Compliance Officer and Corporate Secretary

The biographical information pertaining to Dr. Thomas and Dr. Irish, who are each directors and, respectively, Chief Executive Officer and President and Chief Operating Officer of our Company, is included under “Board of Directors” above.

Pamela Wapnick, M.B.A. has served as our Chief Financial Officer since September 2023. Prior to joining us, Ms. Wapnick served as Chief Financial Officer of Diality Inc. from June 2022 to September 2023, as Chief Financial Officer of Capsida Biotherapeutics from November 2019 to June 2022, and as Chief Financial Officer of Graybug Vision from December 2017 to October 2019. Prior to these roles, Ms. Wapnick served as Chief Financial Officer of True North Therapeutics and held various positions at Amgen Inc. (Nasdaq: AMGN). Ms. Wapnick received her B.A. in economics from Wellesley College and her M.B.A. in finance from Columbia Business School.

Sarah Noonberg, M.D., Ph.D. has served as our Chief Medical Officer since January 2023. Prior to joining us, Dr. Noonberg served as the Chief Medical Officer at Maze Therapeutics, Nohla Therapeutics and Prothena Corporation plc (Nasdaq: PRTA) from July 2020 to September 2022, May 2018 to May 2019 and May 2017 to May 2018, respectively. Dr. Noonberg served as Group Vice President and Head of Global Clinical Development at BioMarin Pharmaceuticals Inc. (Nasdaq: BMRN) from August 2015 to March 2017. From May 2007 to August 2015, she held several positions at Medivation, Inc., a biopharmaceutical company, culminating in the position of Senior Vice President of Early Development. Dr. Noonberg currently serves on the board of directors of Neurogene Inc. (Nasdaq: NGNE). She has also previously served on the board of directors of Neoleukin Therapeutics (Nasdaq: NLTX) from August 2019 to December 2023, Protagonist Therapeutics, Inc. (Nasdaq: PTGX) from December 2017 to May 2023, and Marinus Pharmaceuticals (Nasdaq: MRNS) from May 2023 to November 2024. Dr. Noonberg received her B.S. in engineering at Dartmouth College, her Ph.D. in bioengineering from the University of California, Berkeley and her M.D. from the University of California, San Francisco. Dr. Noonberg is a board-certified internist and completed her residency at Johns Hopkins Hospital.

Matthew L. Wein, J.D. has served as our Senior Vice President, Head of Legal, Compliance Officer and Corporate Secretary since February 2025 and previously served as our Vice President of Corporate Legal, Compliance and Corporate Secretary from February 2024 to February 2025. Prior to Metagenomi, Mr. Wein served as General Counsel and Corporate Secretary of Mustang Bio, Inc. (Nasdaq: MBIO) from September 2021 to December 2023. Mr. Wein held various roles as Senior Director in global strategy and alliance management for Sanofi between June 2016 and August 2021; and as Senior Counsel at Amgen Inc. (Nasdaq: AMGN) from September 2002 to May 2016. Mr. Wein was an associate attorney at Arter & Haden LLP from August 1999 to August 2002. Mr. Wein received his B.A. from Wesleyan University and his J.D. from University of Southern California Law School. Mr. Wein is admitted to practice law in California and Massachusetts.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants.

We intend to disclose future amendments, if any, to certain provisions of our Code of Business Conduct and Ethics on our website identified below. The full text of our Code of Business Conduct and Ethics is posted on our website at https://metagenomi.co under the heading “Investors – Corporate Governance.” The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K, and you should not consider that information a part of this Annual Report on Form 10-K.

Insider Trading Policies

Our board of directors has adopted an Insider Trading Policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees. Our Insider Trading Policy is attached hereto as Exhibit 19 and incorporated herein.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits short sales, derivative, and hedging transactions of our stock and purchases or sales of puts, calls, or other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities, or pledge of the Company’s securities as collateral for a loan, at any time, by our executive officers, directors and employees.

Rule 10b5-1 Trading Plan Policy

We have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, employees and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material nonpublic information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors from those that were described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 12, 2024.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Juergen Eckhardt, Willard Dere, Sebastián Bernales and Eric Bjerkholt and is chaired by Juergen Eckhardt. Our board of directors has determined that each member of the Audit Committee is “independent” and “financially literate” under the rules of The Nasdaq Stock Market LLC, or Nasdaq, and the SEC and that Mr. Eckhardt and Mr. Bjerkholt qualify as an “audit committee financial expert” under the rules of the SEC. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Director Independence” in Item 13 below is incorporated herein by reference.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of 2024, in respect of their service to us for the fiscal year ended December 31, 2024. We refer to these individuals as our named executive officers (“NEOs”). Our NEOs for the fiscal year ended December 31, 2024 were:

•
Brian C. Thomas, Ph.D., our Chief Executive Officer (“CEO”);
•
Jian Irish, Ph.D., M.B.A., our President and Chief Operating Officer; and
•
Pamela Wapnick, M.B.A., our Chief Financial Officer.

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Brian C. Thomas, Ph.D.	2024	628,333	—	1,287,493	3,860,492	265,200	19,766	6,061,284
Chief Executive Officer	2023	516,667	20,000	6,966,519	—	288,600	34,069	7,825,855
Jian Irish, Ph.D., M.B.A.	2024	536,333	—	762,496	2,286,313	187,000	11,293	3,783,435
President and Chief Operating Officer	2023	465,000	15,000	1,783,211	—	231,449	18,368	2,513,028
Pamela Wapnick, M.B.A.(6)	2024	445,000	—	749,999	2,248,828	122,400	14,413	3,580,640
Chief Financial Officer	2023	—	—	—	—	—	—	—

(1)
The amounts reported in this column reflect one time special bonuses paid to Dr. Thomas and Dr. Irish for performance during the applicable fiscal year.
(2)
The amounts reported in this column represent the aggregate grant date fair value of equity awards granted to our named executive officers or materially modified during the applicable fiscal year, as calculated in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718. Such grant date value does not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in the grant date fair value of the awards are described in Note 11 – Stock-Based Compensation to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K. These awards are described in more detail under “Narrative Disclosure to Summary Compensation Table – Equity-Based Compensation” below. For fiscal year 2023, the awards consisted of profits interests granted to the named executive officers, which were exchanged in 2024 for unvested restricted common stock in connection with the Reorganization. The amounts reported for fiscal year 2023 include the incremental amount recognized as a result of the amendment to the LLC agreement to include a “catch-up” feature, in the aggregate amount of $4,564,081. For fiscal year 2024, the awards consisted of restricted stock units granted to our NEOs.
(3)
The amounts reported in this column represent the aggregate grant date fair value of stock options granted to our named executive officers during the applicable fiscal year, as calculated in accordance with FASB ASC Topic 718. Such grant date value does not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in the grant date fair value of the awards are described in Note 11 – Stock-Based Compensation to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K. These awards are described in more detail under “Narrative Disclosure to Summary Compensation Table – Equity-Based Compensation” below.
(4)
The amounts reported represent annual bonuses under our annual cash bonus program based on achievement of company performance and individual performance during the applicable fiscal year. For more information on these bonuses, see description of the annual performance bonuses under the section titled “Narrative Disclosure to Summary Compensation Table – Annual Cash Bonuses” below.
(5)
The amounts reported in this column for 2024 reflect an employer matching contribution on the employee’s behalf under our 401(k) plan.
(6)
2024 is Ms. Wapnick’s first year as an NEO, therefore no 2023 compensation data is shown for Ms. Wapnick.

Narrative Disclosure to Summary Compensation Table

Overview

Our executive compensation program is designed to attract, motivate and retain key employees who we believe best represent our Company values and can make significant contributions towards achieving our commitment of developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox. Our executive compensation program’s purpose is to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our stockholders. Under this program, our NEOs’ compensation is based on the achievement of key strategic and business goals that were developed based on the Company’s mission. The program consists of a combination of base salary, an annual cash bonus, long-term equity incentive compensation and other employee benefits generally available to our employees, and is designed to align our executive compensation program with the interests of our stockholders by reflecting a pay-for-performance philosophy that supports our business strategy. At the same time, the Board believes that the program does not encourage excessive risk-taking by management.

2024 Base Salary

Our NEOs each receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Effective March 1, 2024, our Board approved increases to our NEO’s base salaries as follows:

Name	2024 Base Salary	2023 Base Salary
Brian C. Thomas, Ph.D.	$650,000	$520,000
Jian Irish, Ph.D., M.B.A.	$550,000	$468,000
Pamela Wapnick, M.B.A.	$450,000	$420,000

2024 Annual Bonus

For the fiscal year ended December 31, 2024, each of the NEOs was eligible to earn an annual cash bonus determined by our board of directors in its sole discretion, based on achievement of certain individual and corporate performance goals, relating primarily to research and development goals, business development and organizational goals. The target annual bonus for each of our named executive officers for the fiscal years ended December 31, 2023 and 2024 was equal to the percentage of the executive’s respective annual base salary specified below:

Name	2024 Target Bonus Percentage	2023 Target Bonus Percentage
Brian C. Thomas, Ph.D.	60%	50%
Jian Irish, Ph.D., M.B.A.	50%	45%
Pamela Wapnick, M.B.A.	40%	40%

With respect to the fiscal year ended December 31, 2024, our compensation committee approved a payout of cash bonuses in an amount of 68% of target for each of Dr. Thomas, Dr. Irish and Ms. Wapnick.

Equity-Based Compensation

We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. These equity awards are a key aspect of our compensation philosophy and serve to align the interests of our executive officers with our stockholders, as they are tied to future increases in the value of our stock. Further, we believe that equity awards with a time-based vesting feature promote retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee periodically reviews the equity incentive compensation of our NEOs and may recommend or approve, as applicable, equity incentive awards to them from time to time. In furtherance of these goals, in 2024, each of our NEOs was granted awards of restricted stock units and stock options.

Prior to our IPO, we historically granted our executives, including our NEOs, profits interests under our 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Reorganization, these profits interests were exchanged for shares of common stock and restricted common stock of Metagenomi, Inc.

For additional information regarding outstanding equity awards held by our NEOs as of December 31, 2024, see the “Outstanding Equity Awards at 2024 Fiscal Year-End Table” below.

Perquisites/Personal Benefits

Perquisites or other personal benefits are not a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our NEOs.

401(k) Plan

We maintain a retirement savings plan (“401(k) plan”) that is intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code (the “Code”) and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. U.S. employees are generally eligible to participate in the 401(k) plan, subject to certain criteria. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. We provide employer matching contributions of 100% on the first 5% of participant’s compensation contributed to our 401(k) plan.

Outstanding Equity Awards at 2024 Fiscal Year-End Table

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2024.

			Option Awards(1)				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Brian C. Thomas, Ph.D.	11/02/2021	11/01/2021					15,668	(3)	56,561
Chief Executive Officer	05/26/2022	01/21/2022					65,478	(3)	236,376
	06/26/2023	01/20/2023					33,784	(3)	121,960
	04/01/2024	04/01/2024	—	500,323	10.82	3/31/34
	04/01/2024	04/01/2024					118,992	(4)	429,561
Jian Irish, Ph.D., M.B.A.	01/26/2021	01/05/2021					5,519	(3)	19,924
President and Chief	11/02/2021	11/01/2021					54,837	(3)	197,962
Operating Officer	05/26/2022	01/21/2022					16,760	(3)	60,504
	06/26/2023	01/20/2023					8,648	(3)	31,219
	04/01/2024	04/01/2024	—	296,308	10.82	3/31/34
	04/01/2024	04/01/2024					70,471	(4)	254,400
Pamela Wapnick, M.B.A.	04/01/2024	09/18/2023	91,077	200,373	10.82	3/31/34
Chief Financial Officer	04/01/2024	09/18/2023					47,655	(5)	172,035

(1)
Represent stock option awards granted under our 2024 Stock Option and Incentive Plan which vest as follows: 25% of the shares subject to each option vested or will vest on the one year anniversary of the vesting commencement date, with the remainder vesting in 36 equal monthly installments thereafter, subject to continued service through each vesting date.
(2)
The fair market value is based on the closing price of our common stock on December 31, 2024, the last trading date of 2024, of $3.61.
(3)
Represent unvested restricted common stock our NEOs received in exchange for profits interests units upon conversion of the Company from a limited liability company to a C corporation. The unvested restricted common stock vest as follows: 25% vest on the one year anniversary of the vesting commencement date;

and then the remaining 75% of the total vest in substantially equal amounts on each monthly anniversary of the vesting commencement date thereafter, until fully vested on the fourth anniversary of the vesting commencement date, subject to continued service through each vesting date.
(4)
Represents unvested restricted stock units granted under our 2024 Stock Option and Incentive Plan which vest as follows: 25% vest on June 5, 2025, with the remainder vesting in 12 equal quarterly installments thereafter, subject to continued service through each vesting date.
(5)
Represents unvested restricted stock units granted under our 2024 Stock Option and Incentive Plan which vest as follows: 25% vested on September 5, 2024, with the remainder vested or will vest in 12 equal quarterly installments thereafter, subject to continued service through each vesting date.

Current Employment Agreements with our NEOs

We have entered into offer letters and/or employment agreements with each of our named executive officers. Each offer letter or employment agreement provides for “at-will” employment and the compensation and benefits described below.

Brian C. Thomas, Ph.D.

On March 20, 2023, the Company executed an executive employment agreement with Dr. Thomas (the “Thomas Employment Agreement”), for the position of Chief Executive Officer. The Thomas Employment Agreement provides for Dr. Thomas’s at-will employment. The base salary for Dr. Thomas was increased from $520,000 to $650,000, effective March 1, 2024 and his target annual bonus amount was increased for 2024 from 50% to 60% of his annual base salary. In February 2025, the compensation committee recommended, and our board of directors approved, an increase to Dr. Thomas’ 2025 base salary to $666,000. Dr. Thomas is eligible to participate in the employee benefit plans available to our employees, subject to the terms of such plans.

Dr. Thomas entered into an Employee Invention Assignment and Confidentiality Agreement that contains various restrictive covenants, including non-solicitation provisions that apply during his employment and for a period of twelve months thereafter.

Upon termination of Dr. Thomas’s employment by us without Cause or his resignation for Good Reason outside of the Change in Control Period, as such terms are defined in the Thomas Employment Agreement, subject to (i) Dr. Thomas resigning from all positions, (ii) signing a general release of claims in favor of the Company and (iii) not breaching any of the post-employment covenants and contractual obligations to the Company, Dr. Thomas shall be entitled to (A) a lump sum payment equal to nine (9) months of his then current base salary and pro-rated target bonus, based on the number of days he was employed in such year, divided by 365, payable within sixty (60) days following his termination, and (B) if Dr. Thomas was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for nine (9) months in an amount equal to Dr. Thomas’s and his eligible dependents monthly COBRA premium. In addition, and subject to the same conditions, upon a termination by us without Cause or his resignation for Good Reason during the Change in Control Period, he shall be entitled to (A) a lump sum payment equal to twelve (12) months of his then current base salary and pro-rated target bonus, based on the number of days he was employed in such year, divided by 365, payable within sixty (60) days following his termination, (B) if Dr. Thomas was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for twelve (12) months in an amount equal to Dr. Thomas’s and his eligible dependents monthly COBRA premium, and (C) full acceleration of his then outstanding and unvested equity awards. The foregoing benefits would not apply in the event Dr. Thomas receives benefits under the Company’s Severance Policy (as defined below).

Jian Irish, Ph.D., M.B.A.

On January 19, 2021, the Company executed an offer letter with Dr. Irish (the “Irish Offer Letter”), for the position of Chief Operations Officer. The Irish Offer Letter provides for Dr. Irish’s at-will employment. Dr. Irish was promoted to President and Chief Operating Officer effective November 1, 2021. The base salary for Dr. Irish was increased from $468,000 to $550,000 effective March 1, 2024 and her target annual bonus amount was increased from 45% to 50% of her annual base salary. In February 2025, the compensation committee approved an increase to Dr. Irish’s 2025 base salary to $564,000. Dr. Irish is eligible to participate in the employee benefit plans available to our employees, subject to the terms of such plans.

Upon a termination of Dr. Irish’s agreement by us without Cause, or her resignation for Good Reason, as such terms are defined in the Irish Offer Letter, she will be eligible to receive six (6) months of base salary, pro-rated annual bonus, and six (6) months vesting acceleration. The foregoing benefits would not apply in the event Dr. Irish receives benefits under the Company’s Severance Policy.

Dr. Irish entered into an Employee Invention Assignment and Confidentiality Agreement that contains various restrictive covenants, including non-solicitation provisions that apply during her employment and for a period of twelve months thereafter.

Pamela Wapnick, M.B.A.

On September 1, 2023, the Company executed an offer letter with Ms. Wapnick (the “Wapnick Offer Letter”), for the position of Chief Financial Officer. The Wapnick Offer Letter provides for Ms. Wapnick’s at-will employment. The base salary for Ms. Wapnick was increased from $420,000 to $450,000 effective March 1, 2024 and her target annual bonus amount is 40% of her annual base salary. In February 2025, the compensation committee approved an increase to Ms. Wapnick’s 2025 base salary to $461,000. Ms. Wapnick is eligible to participate in the employee benefit plans available to our employees, subject to the terms of such plans. In addition, Ms. Wapnick is also eligible to receive severance benefits upon a qualifying termination pursuant to our Severance Policy (as described below).

Ms. Wapnick entered into an Employee Invention Assignment and Confidentiality Agreement that contains various restrictive covenants, including non-solicitation provisions that apply during her employment and for a period of twelve months thereafter.

Employee Benefit and Equity Compensation Plans

2019 Equity Incentive Plan

The 2019 Plan was initially approved by the board of managers of the Company in March 2019. The 2019 Plan provided for the grant of profits interests, restricted common units, options to purchase common units and restricted equity units to selected employees, officers, directors and consultants of the Company. The 2019 Plan was terminated in connection with the Reorganization.

2024 Stock Option and Incentive Plan

The 2024 Stock Option and Incentive Plan (as amended from time to time, the “2024 Plan”) replaced the 2019 Plan. The 2024 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “ESPP”) includes two components: a Code Section 423 Component (the “423 Component”), and a non-Code Section 423 Component, or the Non-423 Component. The 423 Component is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. Under the Non-423 Component, which does not qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code, options will be granted pursuant to rules adopted by the administrator of the ESPP designed to achieve tax or securities laws, or other objectives for eligible employees.

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

Executive Severance and Change in Control Policy

Our board of directors adopted an Executive Severance and Change in Control Policy (the “Severance Policy”) in which our named executive officers, and certain other executives, participate. The benefits provided in the Severance Policy replaced any severance for which our executive officers may be eligible under their existing severance and change in control agreements; provided that, in the event an executive is party to an agreement or other arrangement that provides greater benefits than set forth in the Severance Policy, such executive will be entitled to receive the payments and benefits under such other agreement or arrangement and will not be eligible to receive any payments or benefits under the Severance Policy.

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

Equity Grant Timing

Prior to our public offering in February 2024, we did not have a formal policy regarding the grant of equity. In connection with our public offering in February 2024, we adopted an equity grant policy pursuant to which any annual equity awards will be made by the board or compensation committee and effective on the first trading day of the month following such approval. In addition, new hires receive equity awards at the time their hiring effective on the first day of the month following approval of such awards. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our NEOs during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Compensation Recovery Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, our Board adopted a compensation recovery policy on January 26, 2024, effective as of January 5, 2024. The compensation recovery policy provides that in the event of a material restatement of our financial results, the compensation committee of our Board will review all incentive-based compensation that was paid to our executive officers on the basis of having met or exceeded specific performance targets for performance periods. If the bonuses paid pursuant to such incentive-based compensation would have been lower had the bonuses been calculated based on such restated results, the Company will recoup the portion of the excess compensation that was received unless recovery would be impractical and either the third-party costs associated with recovery would exceed the amount to be recovered or recovery would cause a tax qualified plan to fail to remain tax qualified.

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

DIRECTOR COMPENSATION

2024 Director Compensation Tables

The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board during the fiscal year ended December 31, 2024. We reimburse members of our Board for reasonable travel and out-of-pocket expenses incurred in attending meetings of our Board and committees of our Board. Dr. Thomas, who is our Chief Executive Officer, and Dr. Irish, who is our President and Chief Operating Officer, did not receive any additional compensation for their service as directors. The compensation received by Dr. Thomas and Dr. Irish, as NEOs of the Company, is presented in the section titled “Executive Compensation”.

	Fees Earned or Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)
Willard H. Dere, M.D.	63,482	599,953	663,435
Sebastián Bernales, Ph.D.	58,036	599,953	657,989
Juergen Eckhardt, M.D., M.B.A.	60,268	599,953	660,221
Santhosh Palani(4)	—	—	—
Risa Stack, Ph.D.(5)	—	—	—

(1)
Amounts represent annual cash compensation earned for services rendered by independent members of our Board and the committees thereof during the fiscal year ended December 31, 2024. The fees earned by Dr. Bernales and Dr. Eckhardt were pro-rated based on the number of days during the fiscal year ended December 31, 2024 following the closing of our IPO.
(2)
Amounts reflect the aggregate grant date fair value of option awards granted during 2024 in accordance with our Non-Employee Director Compensation Policy, described below, calculated in accordance with FASB, ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. See Note 11 – Stock-Based Compensation to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the options or any sale of the underlying shares of common stock.
(3)
As of December 31, 2024, Drs. Dere, Bernales and Eckhardt each held options to purchase an aggregate of 78,636 shares of common stock.
(4)
Dr. Palani’s service on our Board ended on January 17, 2024. Accordingly, Dr. Palani did not receive any compensation during the 2024 fiscal year. As of December 31, 2024, Dr. Palani did not hold any equity awards.
(5)
Dr. Stack’s service on our Board ended on February 8, 2024. Accordingly, Dr. Stack did not receive any compensation during the 2024 fiscal year. As of December 31, 2024, Dr. Stack did not hold any equity awards.

On January 13, 2025, our board approved an increase in the size of our board from five directors to six directors, and appointed Eric Bjerkholt to serve as a director of our board effective January 27, 2025.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive annual cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below:

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

In addition, our policy provided that, upon initial election or appointment to our board of directors, each new non-employee director was granted a one-time grant of a non-statutory stock option to purchase shares of our common stock equivalent to $600,000 in value on the date of such director’s election or appointment to the board of directors (the “Director Initial Grant”). The Director Initial Grant will vest over three years, with 33% vesting on the first anniversary of the grant date and the remaining 67% vesting in 24 equal monthly installments thereafter, subject to the non-employee director’s continued services to us. On the date of each annual meeting of stockholders of our company, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of a non-statutory stock option to purchase shares of common stock equivalent to $300,000 in value (the “Director Annual Grant”). The Director Annual Grant will vest in full on the earlier of the one-year anniversary of the grant date or on the date of our next annual meeting of stockholders, subject to the non-employee director’s continued services to us. Such awards are subject to full acceleration vesting upon the sale of our company. The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director for service as a non-employee director in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $800,000 in any other calendar year.

In January 2025, our board of directors approved an amendment to our policy that provides that the Director Initial Award will be an award of 42,000 stock options; provided, however that the award shall be reduced so that the grant date fair value of the option is no greater than $600,000, and the Director Annual Grant will be an award of 21,000 stock options; provided that the award shall be reduced so that the grant date fair value of the option is no greater than $300,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 7, 2025, information regarding the beneficial ownership of our common stock by:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of more than 5% of our outstanding common stock (on an as-converted to common stock basis);
•
each of our directors;
•
each of our NEOs; and
•
all of our current directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

In computing the number of shares beneficially owned by an individual or entity, shares of common stock subject to options, warrants, restricted stock units or other rights held by such person that are currently exercisable or have vested or that will become exercisable or will have vested within 60 days of March 7, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

On March 7, 2025, there were 37,383,472 shares of our common stock outstanding. Unless noted otherwise, the address of all listed stockholders is c/o Metagenomi, Inc., 5959 Horton Street, 7th Floor, Emeryville, California 94608.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders
Bayer HealthCare LLC(1)	4,050,997	10.8%
Humboldt Fund I, LP(2)	1,896,445	5.1%
Entities affiliated with Sozo Ventures(3)	1,892,873	5.1%
Directors, Named Executive Officers and Other Executive Officers
Sebastián Bernales, Ph.D.(4)	3,097,179	8.3%
Brian C. Thomas, Ph.D.(5)	2,512,787	6.7%
Jian Irish, Ph.D., M.B.A.(6)	665,677	1.8%
Pamela Wapnick, M.B.A.(7)	131,726	*
Willard Dere, M.D.(8)	79,668	*
Juergen Eckhardt, M.D., M.B.A.(9)	28,393	*
Eric Bjerkholt, M.B.A.	—	*
All directors, nominees and executive officers as a group (9 persons)(10)	6,639,148	17.5%

* Less than one percent.

(1)
Information is based solely on a Schedule 13G filed with the SEC on November 6, 2024 by Bayer HealthCare LLC, Bayer US Holding LP, Bayer World Investments B.V. and Bayer Aktiengesellschaft. Consists of 4,050,997 shares of common stock held by Bayer HealthCare LLC, a Delaware limited liability company. Bayer HealthCare LLC is controlled by Bayer US Holding LP (“Bush LP”), a Delaware limited partnership. Bayer World Investments B.V. (“BWI”), a Dutch private limited company, is the general partner of BUSH LP. BWI is an indirect, wholly owned subsidiary of Bayer Aktiengesellschaft, a publicly-held German stock corporation. Accordingly, Bayer Aktiengesellschaft may be deemed to be an indirect beneficial owner of the shares beneficially directly by Bayer HealthCare LLC. The address of Bayer HealthCare LLC is 100 Bayer Boulevard, Whippany, New Jersey 07981.
(2)
Consists of 1,896,445 shares of common stock held by Humboldt Fund I, LP. Humboldt Fund I, LP is solely managed by Humboldt Capital, LLC, which is in turn managed by Sebastián Bernales, Ph.D., Francisco Dopazo and Benjamin Quiroga. As a result, each such individual may be deemed to share voting and dispositive power with respect to the shares held by Humboldt Fund I, LP. Each of Dr. Bernales, Dopazo and Quiroga expressly disclaims beneficial ownership of the shares held by Humboldt Fund I, LP, except to the extent of his pecuniary interest in such shares. The address for Humboldt Fund I, LP is 477 Madison Ave., 6th Floor, New York, NY 10022.
(3)
Information is based solely on a Schedule 13G filed with the SEC on May 10, 2024 by Sozo Ventures - TrueBridge Fund II, L.P. (“Fund II”), Sozo Ventures GP II, L.P. (“GP II”), Sozo Ventures UGP II, Ltd. (“UGP II”), Sozo Ventures Fund II-S, L.P. (“Fund II-S”), Sozo Ventures GP II-S, L.P. (“GP II-S”), Sozo Ventures UGP II-S, Ltd. (“UGP II-S”), Sozo Ventures III, L.P. (“Fund III”), Sozo Ventures GP III, L.L.C. (“GP III”), Phillip Wickham (“Wickham”) and Koichiro Nakamura (“Nakamura”), collectively, the “reporting persons.” Consists of (i) 581,577 shares of common stock held by Fund II, (ii) 710,817 shares of common stock held by Fund II-S, and (iii) 600,479 shares of common stock held by Fund III. With respect to Fund II: (i) GP II is the sole general partner of Fund II, (ii) UGP II is the sole general partner of GP II, (iii) UGP II exercises voting and dispositive power over the Company’s securities held by Fund II, (iv) each of Wickham and Nakamura are the sole directors of UGP II, and (v) each of Wickham and Nakamura may be deemed to share voting and dispositive power over the Company’s securities held by Fund II. With respect to Fund II-S: (i) GP II-S is the sole general partner of Fund II-S, (ii) UGP II-S is the sole general partner of GP II-S, (iii) UGP II-S exercises voting and dispositive power over the Company’s securities held by Fund II-S, (iv) each of Wickham and Nakamura are the sole directors of UGP II-S, and (v) each of Wickham and Nakamura may be deemed to share voting and dispositive power over the Company’s securities held by Fund II-S. With respect to Fund III: (i) GP III is the sole general partner of Fund III, (ii) each of Wickham and Nakamura are the sole managing members of GP III, and (iii) each of Wickham and Nakamura may be deemed to share voting and dispositive power over the Company’s securities held by Fund III. The address of Sozo Ventures is 10 California Street, Redwood City, California 94063.
(4)
Consists of (i) 769,845 shares of common stock held by Dr. Bernales, (ii) 402,496 shares of common stock held by Praxis Biotech LLC, (iii) 1,896,445 shares of common stock held by Humboldt Fund I, LP., and (iv) 28,393 shares issuable upon the exercise of stock options held by Dr. Bernales that are exercisable within 60 days of March 7, 2025. Humboldt Fund I, LP is solely managed by Humboldt Capital, LLC, which is in turn managed by Sebastián Bernales, Francisco Dopazo and Benjamin Quiroga. As a result, each such individual may be deemed to share voting and dispositive power with respect to the shares held by Humboldt Fund I, LP. Each of Dr. Bernales, Dopazo and Quiroga expressly disclaims beneficial ownership of the shares held by Humboldt Fund I, LP, except to the extent of his pecuniary interest in such shares. The address for Humboldt Fund I, LP is 477 Madison Ave., 6th Floor, New York, NY 10022. Dr. Bernales may be deemed to have voting and dispositive power with respect to the shares held by Praxis Biotech LLC. Dr. Bernales expressly disclaims beneficial ownership of the shares held by Praxis Biotech LLC, except to the extent of his pecuniary interest in such shares. The address for Praxis Biotech LLC is 5904 Doone Valley Ct., Austin, TX 78731.
(5)
Consists of (i) 2,279,403 shares of common stock held by Dr. Thomas, (ii) 135,503 shares of common stock issuable upon the exercise of stock options held by Dr. Thomas that are exercisable within 60 days of March 7, 2025, and (iii) 97,881 shares of restricted common stock subject to future vesting held by Dr. Thomas.
(6)
Consists of (i) 166,441 shares of common stock held by Dr. Irish, (ii) 178,483 shares of common stock held by the Bruce Irish 2023 Irrevocable Trust FBO Jian Irish, or the Bruce Irish Trust, (iii) 178,482 shares of common stock held by the Jian Irish 2023 Irrevocable Trust, or the Jian Irish Trust, (iv) 80,250 shares of common stock issuable upon the exercise of stock options held by Dr. Irish that are exercisable within 60 days of March 7, 2025, and (v) 62,021 shares of restricted common stock subject to future vesting held by Dr. Irish. Jian Irish is a beneficiary of the Bruce Irish Trust and may be deemed to beneficially own the shares held by the Bruce Irish Trust and Jian Irish Trust. The address of the Bruce Irish Trust is 4465 S. Jones Blvd., Las Vegas, NV 89103 and the address of the Jian Irish Trust is 4465 S. Jones Blvd., Las Vegas, NV 89103.
(7)
Consists of (i) 16,361 shares of common stock held by Ms. Wapnick and (ii) 115,365 shares of common stock issuable upon the exercise of stock options held by Ms. Wapnick that are exercisable within 60 days of March 7, 2025.
(8)
Consists of (i) 51,275 shares of common stock held by Dr. Dere and (ii) 28,393 shares of common stock issuable upon the exercise of stock options held by Dr. Dere that are exercisable within 60 days of March 7, 2025.
(9)
Consists of shares of common stock issuable upon the exercise of stock options held by Dr. Eckhardt that are exercisable within 60 days of March 7, 2025.
(10)
Consists of (i) 5,963,092 shares of common stock, (ii) 495,735 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 7, 2025, and (iii) 180,321 shares of restricted common stock subject to future vesting.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2024 Stock Option and Incentive Plan(2)	3,902,287		$9.54	2,762,912
2024 Employee Stock Purchase Plan(3)	—	(4)	—	375,000
Equity compensation plans not approved by security holders	—		—	—
Total	3,902,287		$9.54	3,137,912

(1)
The weighted-average exercise price does not reflect the shares of our common stock that will be issued in connection with the settlement of restricted stock unit awards, which have no exercise price.
(2)
The 2024 Plan contains an “evergreen” provision, pursuant to which, on or about January 1, 2025 and each anniversary of such date thereafter until the expiration of the plan, the maximum number of shares reserved for issuance under the 2024 Plan is increased by a number equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by our compensation committee or board of directors. Pursuant to the terms of the 2024 Plan, an additional 1,870,923 shares were added to the number of available shares, effective January 1, 2025.
(3)
The ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the ESPP to be added on or about January 1, 2025 and on each anniversary of such date thereafter prior to the termination of the plan, in an amount equal to the lesser of (i) 750,000 shares of common stock, (ii) 1% of the number of shares of our common stock issued and outstanding on December 31 of the immediately preceding fiscal year, or (iii) such number of shares of common stock as determined by our compensation committee or board of directors. Pursuant to the terms of the ESPP, an additional 374,184 shares were added to the number of available shares, effective January 1, 2025.
(4)
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the applicable purchase period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation arrangements for our NEOs and our directors described elsewhere in this Annual Report on Form 10-K under “Executive Compensation” and “Director Compensation,” set forth below is a description of transactions or series of transactions since January 1, 2023, to which we were or will be a party, and in which:

•
the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at year-end for the last two completed fiscal years); and
•
in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Initial Public Offering

On February 13, 2024, we completed our IPO. We issued an aggregate of 6,250,000 shares of our common stock at a price of $15.00 per share for aggregate net cash proceeds of $80.7 million, after deducting underwriting discounts and commissions and other offering costs. The table below sets forth the number of shares of Common Stock purchased by holders of more than 5% of our capital stock and their affiliated entities or immediate family members.

Stockholder	Shares of Common Stock Purchased in IPO	Aggregate Cash Purchase Price for Common Stock in IPO ($)
Entities affiliated with Sozo Ventures(1)	133,333	$1,999,995

(1)
Entities affiliated with Sozo Ventures collectively hold more than 5 percent of our voting securities.

Agreements with Unitholders

In connection with our Series B preferred unit financing, we entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our preferred units and certain holders of our common units. These unitholder agreements were terminated upon the closing of our IPO, except for the registration rights granted under our investors’ rights agreement.

Equity Grants to Executive Officers

We have historically granted profits interests and equity awards to our named executive officers as more fully described in the section entitled “Executive Compensation”.

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

Director Independence

Under the rules and listing standards of The Nasdaq Stock Market LLC, or the Nasdaq Rules, a majority of the members of our board of directors must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our board of directors affirmatively determines that the director does not have a relationship with us that would impair independence

(directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that all current members of our board of directors, except Brian C. Thomas and Jian Irish, and each former director who served as a member of the Board during the last fiscal year, are independent directors, including for purposes of Nasdaq and the SEC rules. Dr. Thomas and Dr. Irish are not independent under the Nasdaq Rules as a result of their positions as our Chief Executive Officer and Chief Operating Officer, respectively. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in this Part III, Item 13 above.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, San Jose, California, PCAOB Auditor Firm ID 238.

The aggregate fees billed by categories of services are as follows for each of the years ended December 31, 2024 and 2023 (in thousands):

	Fiscal Year Ended
Fee Category	2024	2023
Audit Fees(1)	$1,037	$1,994
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2	4
Total Fees	$1,039	$1,998

(1)
Audit fees consist of fees billed for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, review of the registration statement on Form S-1 for our initial public offering, review of the registration statement on Form S-8, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
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

During fiscal years 2024 and 2023, no services were provided to us by PwC other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements. The financial statements of Metagenomi, Inc. and the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
(b)
Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

2.1+**	Agreement and Plan of Merger by and between Metagenomi Technologies, LLC and Metagenomi, Inc., dated January 24, 2024	S-1	02/07/2024	2.1

3.1**	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	02/13/2024	3.1

3.3**	Amended and Restated Bylaws, as currently in effect	8-K	02/13/2024	3.2

4.1+**	Registration Rights Agreement among the Registrant and certain of its stockholders, dated January 24, 2024	S-1	02/07/2024	4.1

4.2**	Form of Common Stock Certificate	S-1	02/07/2024	4.2

4.3*	Description of Securities of Registrant	10-K	03/27/2024	4.3

10.1#**	2024 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	02/07/2024	10.2

10.2#**	2024 Employee Stock Purchase Plan	S-1	02/07/2024	10.3

10.3#**	Form of Officer Indemnification Agreement	S-1	02/07/2024	10.4

10.4#**	Form of Director Indemnification Agreement	S-1	02/07/2024	10.5

10.5†**	Strategic Collaboration and License Agreement by and between the Registrant and ModernaTX, Inc., dated October 29, 2021	S-1	02/07/2024	10.6

10.6†**	Collaboration and License Agreement by and between the Registrant and Ionis Pharmaceuticals, Inc., dated November 10, 2022	S-1	02/07/2024	10.7

10.7†+**	Development, Option and License Agreement by and between the Registrant and Affini-T Therapeutics, Inc., dated June 14, 2022	S-1	02/07/2024	10.8

10.8**	Lease Agreement between EPL Halleck Investors LLC and Metagenomi, Inc., dated January 22, 2021	S-1	02/07/2024	10.9

10.9*	Sublease Agreement between Dynavax Technologies Corporation and Metagenomi, Inc., dated March 7, 2024	10-K	03/27/2024	10.9

10.10**	Lease Agreement between Park Avenue Building LLC and Metagenomi, Inc., dated September 29, 2021	S-1	02/07/2024	10.11

10.11#**	Employment Agreement between the Registrant and Brian C. Thomas, dated as of March 20, 2023	S-1	02/07/2024	10.12

10.12#**	Offer of Employment between the Registrant and Jian Irish, dated as of January 19, 2021	S-1	02/07/2024	10.13

10.13#**	Offer of Employment between the Registrant and Sarah Noonberg, dated as of January 30, 2023	S-1	02/07/2024	10.14

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
10.14#**	Offer of Employment between the Registrant and Pamela Wapnick, dated as of September 1, 2023			*

10.15#**	Form of Confidentiality and Invention Assignment Agreement	S-1	02/07/2024	10.15

19.1	Insider Trading Policy			*

21.1**	Subsidiaries of the Registrant	S-1	02/07/2024	21.1

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			*

24.1*	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

97.1	Metagenomi, Inc. Compensation Recovery Policy	10-K	03/27/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document			*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents			*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

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

Metagenomi, Inc.

Date: March 17, 2025	By:	/s/ Brian C. Thomas
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

NAME	TITLE	DATE

/s/ Brian C. Thomas	Chief Executive Officer and Director	March 17, 2025
Brian C. Thomas, Ph.D.	(Principal Executive Officer)

/s/ Pamela Wapnick	Chief Financial Officer	March 17, 2025
Pamela Wapnick, M.B.A.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jian Irish	President, Chief Operating Officer and Director	March 17, 2025
Jian Irish, Ph.D., M.B.A.

/s/ Sebastián Bernales	Director	March 17, 2025
Sebastián Bernales, Ph.D.

/s/ Eric Bjerkholt	Director	March 17, 2025
Eric Bjerkholt, M.B.A.

/s/ Willard Dere	Director	March 17, 2025
Willard Dere, M.D.

/s/ Juergen Eckhardt	Director	March 17, 2025
Juergen Eckhardt, M.D., M.B.A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Metagenomi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metagenomi, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2025

We have served as the Company’s auditor since 2022.

Metagenomi, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$27,386	$140,603
Available-for-sale marketable securities	220,921	130,579
Accounts receivable	1,257	2,451
Prepaid expenses and other current assets	8,396	4,640
Total current assets	257,960	278,273
Property and equipment, net	17,740	21,542
Long-term investments	3,447	10,676
Operating lease right-of-use assets	39,917	43,611
Other assets	287	5,492
Restricted cash	5,248	5,248
Total assets	$324,599	$364,842
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$533	$1,791
Income tax payable	—	3,266
Accrued expenses and other current liabilities	8,422	11,472
Current portion of operating lease liabilities	5,592	3,427
Collaboration advance	—	837
Deferred revenue	22,762	48,068
Total current liabilities	37,309	68,861
Non-current portion of operating lease liabilities	40,186	44,802
Deferred revenue, non-current	10,237	30,926
Other non-current liabilities	2,010	5,079
Total liabilities	89,742	149,668
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: zero shares authorized, issued and outstanding as of December 31, 2024; 41,813,375 shares authorized, issued and outstanding as of December 31, 2023; liquidation preference of $352,044 as of December 31, 2023	—	350,758
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 and zero shares authorized as of December 31, 2024 and 2023, respectively; zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 and 66,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 37,418,470 and 3,404,585 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	—
Additional paid-in capital	457,146	9,457
Accumulated other comprehensive income (loss)	709	(97)
Accumulated deficit	(223,002)	(144,944)
Total stockholders’ equity (deficit)	234,857	(135,584)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$324,599	$364,842

The accompanying notes are an integral part of these consolidated financial statements

Metagenomi, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Collaboration revenue	$52,295	$44,756
Operating expenses:
Research and development	109,179	94,403
General and administrative	32,017	28,845
Total operating expenses	141,196	123,248
Loss from operations	(88,901)	(78,492)
Other income (expense):
Interest income	14,722	15,468
Change in fair value of long-term investments	(9,185)	2,870
Other expense, net	(207)	(74)
Total other income, net	5,330	18,264
Net loss before benefit (provision) for income taxes	(83,571)	(60,228)
Benefit (provision) for income taxes	5,513	(8,027)
Net loss	$(78,058)	$(68,255)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	806	177
Comprehensive loss	$(77,252)	$(68,078)
Net loss per share attributable to common stockholders, basic and diluted	$(2.36)	$(20.05)
Weighted average common shares outstanding, basic and diluted	33,027,889	3,404,585

The accompanying notes are an integral part of these consolidated financial statements.

Metagenomi, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
BALANCE—December 31, 2022	41,478,621	$346,103	3,404,585	$—	$2,535	$(274)	$(76,689)	$(74,428)
Issuance of Series B-1 redeemable convertible preferred stock	334,754	4,655	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,922	—	—	6,922
Other comprehensive income	—	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	—	(68,255)	(68,255)
BALANCE—December 31, 2023	41,813,375	350,758	3,404,585	—	9,457	(97)	(144,944)	(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Vesting of restricted stock units	—	—	24,801	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(81,250)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,204	—	—	16,204
Other comprehensive income	—	—	—	—	—	806	—	806
Net loss	—	—	—	—	—	—	(78,058)	(78,058)
BALANCE—December 31, 2024	—	$—	37,418,470	$4	$457,146	$709	$(223,002)	$234,857

The accompanying notes are an integral part of these consolidated financial statements.

Metagenomi, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(78,058)	$(68,255)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	16,204	6,922
Depreciation	5,407	4,207
Loss on fixed assets write-off	1,042	23
Non-cash lease expense	4,644	4,207
Amortization of premiums and discounts on available-for-sale marketable securities	(6,169)	(8,472)
Amortization of non-cash collaboration revenue	(1,660)	(742)
Change in fair value of long-term investments	9,185	(2,870)
Changes in operating assets and liabilities:
Accounts receivable	1,194	(2,451)
Contract assets	—	1,274
Prepaid expenses and other assets	(2,323)	(1,090)
Accounts payable	(1,106)	(84)
Income tax payable	(3,266)	1,730
Deferred revenue and collaboration advance	(46,804)	(30,297)
Accrued expenses and other current liabilities	(893)	1,629
Operating lease liabilities	(3,401)	(1,186)
Other non-current liabilities	(3,069)	4,046
Net cash used in operating activities	(109,073)	(91,409)
Cash flows from investing activities
Purchases of property and equipment	(3,114)	(9,814)
Purchases of available-for-sale marketable securities	(306,096)	(208,096)
Maturities of available-for-sale marketable securities	221,377	263,644
Purchases of long-term investments	(324)	—
Net cash (used in) provided by investing activities	(88,157)	45,734
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	84,013	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	4,295
Payments of initial public offering costs	—	(3,283)
Net cash provided by financing activities	84,013	1,012
Net decrease in cash, cash equivalents and restricted cash	(113,217)	(44,663)
Cash, cash equivalents and restricted cash at beginning of period	145,851	190,514
Cash, cash equivalents and restricted cash at end of period	$32,634	$145,851
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$350,758	$—
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$9,457	$—
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$3,283	$—
Common shares of Affini-T received for collaboration revenue	$1,632	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$171	$638
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$221	$30,836
Remeasurement of operating right-of use asset and lease liability	$729	$8
Deferred initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$1,841
Cash paid for income taxes	$3,505	$2,250
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,386	$140,603
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$32,634	$145,851

The accompanying notes are an integral part of these consolidated financial statements

Metagenomi, Inc.

Notes to Consolidated Financial Statements

1.
Description of Business, Organization and Liquidity

Organization and Business

Metagenomi, Inc. (“Metagenomi” or the “Company”) is a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox.

Formation and Group Reorganizations

Metagenomi.co was incorporated in September 2016 in the State of Delaware and is headquartered in Emeryville, California. In September 2018, Metagenomi.co formed a subsidiary, Metagenomi Technologies, LLC (“Metagenomi LLC”) as its sole member. In November 2018, the two companies completed a reorganization where Metagenomi LLC became the parent of Metagenomi.co. The reorganization was a transaction of entities under common control and did not change the group. In December 2018, Metagenomi LLC formed another wholly-owned subsidiary, Metagenomi IP Technologies, LLC. Metagenomi IP Technologies, LLC did not have any operations except for the initial transfer of IP from Metagenomi.co and an ongoing license of its technology to Metagenomi.co. Key activities of Metagenomi LLC were raising capital to support operations of Metagenomi.co. In April 2020, Metagenomi.co changed its name to Metagenomi, Inc. In December 2021, the group completed another tax-free reorganization, whereby Metagenomi IP Technologies, LLC merged with and into Metagenomi, Inc.

Reorganization and Reverse Stock Split

On January 24, 2024, the Company completed a series of transactions pursuant to which Metagenomi LLC merged with and into Metagenomi, Inc., with Metagenomi, Inc. continuing as the surviving corporation (the “Reorganization”). In connection with the Reorganization, (i) all of the outstanding common unitholders received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding preferred unitholders received shares of redeemable convertible preferred stock of Metagenomi, Inc. with the same rights and privileges and (iii) certain holders of profits interest units received shares of common stock and unvested restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Amended and Restated Limited Liability Company Agreement dated December 20, 2022, as amended on July 31, 2023 (the “LLC Agreement”) in effect immediately prior to the Reorganization. In connection with the Reorganization, by operation of law, Metagenomi, Inc. acquired all assets of Metagenomi LLC, and assumed all of its liabilities and obligations. The Reorganization was a non-taxable transaction to Metagenomi, Inc. for United States (“U.S.”) income tax purposes.

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

Liquidity and Going Concern

The Company has incurred significant losses from operations since its inception. As of December 31, 2024, the Company had an accumulated deficit of $223.0 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of December 31, 2024 of $248.3 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of Metagenomi, Inc. and the accounts of Metagenomi LLC, retroactively adjusted for the Reorganization and Reverse Stock Split (see Note 1). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less at the date of purchase. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents consisted of deposit accounts and investments in money market funds.

Restricted cash of $5.2 million as of December 31, 2024 and 2023 represents security deposits in the form of a letter of credit issued in connection with the Company’s leases (see Note 8).

Marketable Securities

Investments with original maturities of greater than three months are classified as available-for-sale marketable securities on the consolidated balance sheets and consist primarily of U.S. Treasury, corporate debt obligations, commercial paper, government agency obligations, asset-backed securities and foreign debt securities. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current consolidated balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit) in the consolidated balance sheets. The Company presents accrued interest receivable related to the available-for-sale securities in prepaid expenses and other current assets, separate from available-for-sale marketable securities. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are both recorded to interest income in the consolidated statements of operations and comprehensive loss.

Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to other income (expense) in the consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is impaired, which would require it to record an allowance for credit losses or an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the extent to which the fair value of a security is less than its amortized cost, its intent to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related.

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

Long-Term Investments

The Company determines at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements. As of December 31, 2024 and 2023, there were no VIEs for which the Company was the primary beneficiary.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents, available-for-sale marketable securities and preferred and common stock related to our investment in Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) are financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents consist of cash deposited with financial institutions in the United States. Account balances may exceed federally insured limits. The Company invests in money market funds, U.S. Treasuries, corporate debt obligations, commercial paper, government agency obligations and asset-backed securities, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its financial instruments.

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

The Company’s business and operations may also be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan.

Concentration of Collaboration Revenue and Accounts Receivable

The percentages of collaboration revenue and accounts receivable from each of the Company’s customers that individually accounted for 10% or more of its total collaboration revenue and accounts receivable were as follows:

	Years Ended December 31,
Collaboration Revenue	2024	2023
Customer A	58%	49%
Customer B	36%	40%
Customer C	*	11%
	94%	100%

	As of December 31,
Accounts Receivable	2024	2023
Customer A	84%	*
Customer B	*	20%
Customer C	16%	80%
	100%	100%

* the customer did not account for 10% or more of collaboration revenue or accounts receivable

As of December 31, 2024 and 2023, the Company had no contract assets. The Company reviews its accounts receivable and contract assets for impairment and credit loss allowance. No impairment or credit loss allowance was recorded as of December 31, 2024 and 2023.

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

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short-term maturities. Financial instruments, such as money market funds, marketable securities and certain equity and long-term investments are measured at fair value at each reporting date. Usually, marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. Government bonds, corporate debt obligations, commercial paper, government agency obligations and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company’s investments in preferred stock, common stock and warrants of Affini-T (see Note 5) are Level 3 financial assets.

Deferred Finance Issuance Costs

Deferred finance issuance costs, consisting of legal, accounting and audit fees relating to in-process equity financings and initial public offering, are capitalized. The deferred finance issuance costs are offset against offering proceeds upon the completion of the financing or the offering. In the event the financing or the offering is terminated or delayed, the deferred finance issuance costs will be expensed immediately as a charge to general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company had zero and $5.1 million deferred finance issuance costs capitalized as of December 31, 2024 and 2023, respectively, included in other assets in the consolidated balance sheets.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life or the lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

The estimated useful lives of property, plant and equipment are as follows (in years):

Category	Useful Life
Laboratory equipment	5
Leasehold improvements	lesser of useful life or the lease term
Computer equipment and software	3-5
Furniture and fixtures	3-5

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease should be classified as a financing lease or operating lease at the commencement date of the lease. Operating leases with a term greater than one year are recognized on the consolidated balance sheets as operating right-of-use asset (“ROU asset”) and operating lease liabilities. We elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of one year or less (short-term leases). Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the lease term. The Company considers the lease term to be the noncancelable period that it has the right to use the underlying asset, together with any periods where it is reasonably certain it will exercise an option to extend (or not terminate) the lease. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Operating lease cost is recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are recognized as incurred.

As of December 31, 2024 and 2023, the Company had no finance leases.

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

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock are recorded outside of permanent equity because while it is not mandatory, redemption is contingent upon the occurrence of certain events considered not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such units because it is uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of redeemable convertible preferred units. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur.

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

A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from upfront payments received relating to the performance obligations that are satisfied over time under the Company’s revenue arrangements.

The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices, receipts of non-refundable upfront payments and recognition of deferred revenues.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation, and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, third-party organizations and vendors that conduct research and pre-clinical activities, regulatory support activities, manufacturing process development activities and provide supplies. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

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

Stock-Based Compensation Expense

Prior to the Reorganization, the Company’s equity awards included issuance of profits interests under the 2019 Equity Incentive Plan. Profits interests are a separate class of equity with defined rights within the LLC Agreement. A profits interest is an interest in the increase in the value of the Company over the threshold amount, as determined at the time of grant on a per unit basis. The threshold amount was based on the valuation of the common units on or around the grant date.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense is measured based on the estimated grant date fair value and is recognized as compensation expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for as they occur. Stock-based compensation expense is recorded as either research and development or general and administrative expenses in the consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

The grant date fair value of restricted stock units is based on the closing price of the Company’s common stock on the date of grant. The Company estimates the grant date fair value of stock options issued subsequent to the IPO and profits interests units issued prior to July 31, 2023 using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of several variables and assumptions that require judgment, as discussed below.

Expected volatility—Expected volatility is estimated based on the historical volatility of a publicly traded set of peer companies over a period equal to the expected term, as the Company does not have sufficient trading history for its own common stock. Beginning in 2024, expected volatility also takes into consideration the Company’s own historical volatility since its IPO. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until adequate historical data regarding the volatility of its own stock price becomes available.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. Prior to the IPO, the expected term of profits interests was determined based on the expected time to liquidity and expected vesting term. After the completion of the IPO, the Company’s historical stock option exercise information is limited due to a lack of sufficient data points and therefore does not provide a reasonable basis upon which to estimate expected term. The Company has elected to use the simplified method for estimating the expected term, which is calculated as the mid-point between the vesting date and the contractual term.

Risk-free interest rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividends—Expected dividend yield is zero as the Company has never paid cash dividends and has no intention to pay cash dividends for the foreseeable future.

Fair Value of Common Stock and Common Units—After completion of the IPO, the fair value of common stock is based on the closing market price on the date of grant. Prior to the IPO, because there had been no public market for the Company’s common units, the fair value of common units was determined as further discussed below in “Fair Value of Common Units.”

Fair Value of Common Units—The grant date fair value of common units issued prior to July 31, 2023 utilized in the Black-Scholes model was determined by the Company’s Board of Managers with the assistance of management. The grant date fair value of common units was determined using valuation methodologies which utilizes certain assumptions including probability weighting of expected exit events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. After giving the effect to the Amendment to the LLC Agreement, the grant date fair value of profits interests issued and modified after July 31, 2023 was estimated using the valuation model based on the Probability Weighted Expected Return Method (“PWERM”). The estimated equity fair value was allocated via the distribution waterfall in accordance with the Amendment to the LLC Agreement to all outstanding redeemable convertible preferred units, common units and profits interests. The PWERM is the hybrid method, where the equity value in one or more scenarios is calculated using an option pricing model. The PWERM is a scenario based methodology that estimates the fair value of common units based upon an analysis of future values for the company, assuming various outcomes. The common unit value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of members’ units. The future value of the common unit under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common unit. A discount for lack of marketability of the common unit is then applied to arrive at an indication of value for the common unit. In determining the fair value of the common units, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Income Taxes

Metagenomi uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Metagenomi assesses the likelihood of deferred tax assets being realized. It provides a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include common stock issuable upon conversion of redeemable convertible preferred stock, common stock issuable upon settlement of profits interests, shares of restricted stock subject to future vesting, options to purchase common stock, and restricted stock units outstanding. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential dilutive securities is anti-dilutive. In connection with the Reorganization and in accordance with ASC 260, Earnings Per Share, the conversion of common units has been retrospectively reflected in the Company’s net loss per share calculation, see Note 14.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale marketable securities. The Company has not recorded any reclassifications from other comprehensive income (loss) to net loss during the periods presented.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024. Refer to Note 12, Segment Reporting, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$26,169	$26,169	$—	$—
U.S. government bonds	109,657	—	109,657	—
Government agency obligations	40,544	—	40,544	—
Corporate debt obligations	32,353	—	32,353	—
Commercial paper	30,349	—	30,349	—
Asset-backed securities	5,520	—	5,520	—
Foreign debt securities	2,498	—	2,498	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$248,382	$26,169	$220,921	$1,292

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$137,216	$137,216	$—	$—
U.S. treasury bills	9,831	—	9,831	—
U.S. government bonds	2,989	—	2,989	—
Government agency obligations	46,409	—	46,409	—
Corporate debt obligations	10,973	—	10,973	—
Commercial paper	54,727	—	54,727	—
Asset-backed securities	2,171	—	2,171	—
Foreign debt securities	3,479	—	3,479	—
Long-term investments (Note 5)	8,521	—	—	8,521
Total fair value of assets	$276,316	$137,216	$130,579	$8,521

In addition, restricted cash of $5.2 million as of December 31, 2024 and 2023, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

Given the challenging financing environment for cell therapy companies in early clinical development as well as recent updates provided by Affini-T management, the Company determined the need to assess the equity value of its investments in Affini-T on December 31, 2024 considering potential alternative outcomes under a hybrid method. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). Using the PWERM, the equity value under scenarios including the sale of the company, the liquidation of the company, and the company continuing as a going concern, were weighted based on an estimate of the probability of each event occurring. The going concern analysis was done by applying the OPM for inferring the total equity value implied by the Series B preferred stock financing round of Affini-T. Key assumptions used in the OPM as of December 31, 2024 included an expected holding period of two years, a risk free interest rate of 4.05%, a dividend yield of 0.0% and an estimated volatility of 88.5%. Key assumptions used in the valuation model as of December 31, 2023 included an expected holding period of two years, a risk free interest rate of 4.87%, a dividend yield of 0.0% and an estimated volatility of 83.0%. Estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to Affini-T.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$8,521	$5,651
Fair value of investment received as collaboration consideration	1,632	—
Fair value of investment purchased in preferred stock purchase agreement	324	—
Change in fair value included in other income (expense)	(9,185)	2,870
Ending balance	$1,292	$8,521

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,169	$—	$—	$26,169
U.S. government bonds	109,096	562	(1)	109,657
Government agency obligations	40,435	109	—	40,544
Corporate debt obligations	32,352	37	(36)	32,353
Commercial paper	30,324	31	(6)	30,349
Asset-backed securities	5,507	13	—	5,520
Foreign debt securities	2,498	—	—	2,498
Total	246,381	752	(43)	247,090
Less: amounts classified as cash equivalents	(26,169)	—	—	(26,169)
Total available-for-sale marketable securities	$220,212	$752	$(43)	$220,921

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$137,216	$—	$—	$137,216
U.S. Treasury bills	9,826	5	—	9,831
U.S. Government bonds	3,005	—	(16)	2,989
Government agency obligations	46,446	4	(41)	46,409
Corporate debt obligations	11,014	—	(41)	10,973
Commercial paper	54,724	4	(1)	54,727
Asset-backed securities	2,177	—	(6)	2,171
Foreign debt securities	3,484	—	(5)	3,479
Total	267,892	13	(110)	267,795
Less: amounts classified as cash equivalents	(137,216)	—	—	(137,216)
Total available-for-sale marketable securities	$130,676	$13	$(110)	$130,579

As of December 31, 2024 and 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of December 31, 2024 and 2023 was $1.6 million and $1.0 million, respectively. The company has not written off any accrued interest receivable during the years ended December 31, 2024 and 2023.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$153,484	$153,893	$129,823	$129,728
Maturing in one to five years	66,728	67,028	853	851
Total available-for-sale marketable securities	$220,212	$220,921	$130,676	$130,579

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

In August 2024, in connection with Affini-T’s Series B extension, the Company entered into a Joinder to Series B Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), pursuant to which the Company purchased 33,383 shares of Series B convertible preferred stock of Affini-T (the “Affini-T Series B Preferred Stock”) at a purchase price of $9.714 per share and received warrants to purchase up to 16,691 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of approximately $0.3 million. The Series B Purchase Agreement also provides for the purchase of up to an additional 16,691 shares of Affini-T Series B Preferred Stock at a purchase price of $9.714 per share and warrants to purchase up to 8,345 shares of common stock at an exercise price of $0.01 per share in a subsequent milestone closing (the “Milestone Closing”), upon Affini-T achieving certain milestone conditions. The Milestone Closing has not occurred as of December 31, 2024.

As of December 31, 2024, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock. As of December 31, 2023, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock and 933,650 shares of common stock. The Company performed a VIE analysis and concluded that it was not a primary beneficiary of Affini-T as of December 31, 2024 and 2023.

The Company is using the fair value method to account for its investments in Affini-T (see Note 3) with changes in fair value recorded to other income (expense) in the consolidated statements of operations and comprehensive loss. The estimated fair value of its investments in Affini-T was $1.3 million and $8.5 million as of December 31, 2024 and 2023, respectively. The Company recognized a loss related to the change in fair value of $9.2 million during the year ended December 31, 2024, and recognized a gain related to the change in fair value of $2.9 million during the year ended December 31, 2023.

ViTToria investment

As of December 31, 2024 and 2023, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the years ended December 31, 2024 and 2023, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of December 31, 2024 and 2023, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Consolidated Balance Sheets Components

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$23,080	$20,777
Leasehold improvements	4,375	3,831
Computer equipment and software	1,068	648
Furniture and fixtures	343	374
Construction in progress	143	2,346
Total property and equipment	29,009	27,976
Less: Accumulated depreciation	(11,269)	(6,434)
Total property and equipment, net	$17,740	$21,542

Depreciation expense was $5.4 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued personnel related expenses	$5,346	$7,263
Accrued legal and professional services	931	2,627
Accrued research and development expenses	1,625	856
Accrued purchases of property and equipment	74	445
Other accrued liabilities	446	281
Total accrued expenses and other current liabilities	$8,422	$11,472

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

During the year ended December 31, 2021, the Company received a non-refundable upfront payment of $40.0 million and a $5.0 million payment for the first year of research costs. Concurrent with the Moderna Agreement, Moderna also provided $30.0 million in cash in the form of a convertible promissory note pursuant to a convertible promissory note agreement dated October 29, 2021 (the “Moderna Convertible Promissory Note Agreement”). The convertible promissory note was converted into shares of Series B redeemable convertible preferred units in January 2022. Moderna reimbursed the Company up to $5.0 million in annual research and development costs related to the Moderna RT program and Moderna DT program, or up to the agreed amount of expenses per the budget. As of December 31, 2024, the Company has received a total of $56.6 million under the Moderna Agreement, not including cost-sharing payments under the DT Co-Co program.

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

Due to the Termination of the Moderna Agreement, the Company recognized all remaining deferred revenue as revenue during the year ended December 31, 2024. The final $5.0 million payment related to the fourth year of research costs was forfeited. The Company recognized collaboration revenue of $18.7 million and $18.1 million in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively, which was included in deferred revenue as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2024, the Company recognized $0.1 million and $0.7 million in credits to research and development expenses related to the cost sharing allocation and amortization of the collaboration advance, respectively. During the year ended December 31, 2023, the Company recognized $0.3 million and $0.4 million in credits to research and development expenses related to the cost sharing allocation and amortization of the collaboration advance, respectively.

As of December 31, 2024, there were no remaining unsatisfied performance obligations. As of December 31, 2024 and 2023, the accounts receivable balance was zero and $0.5 million, respectively, the deferred revenue balance was zero and $18.7 million, respectively, and the collaboration advance balance was zero and $0.8 million, respectively.

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

Pursuant to the Affini-T Agreement, the Company granted Affini-T options to receive, on a pre-specified target-by-pre-specified target basis, for up to six pre-specified targets, either (i) an exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises Primary TCR alpha/beta T Cells and is derived from ex vivo application of a Company reagent (the “Exclusive Option”) or (ii) a non-exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises TCR natural killer (“NK”) cells derived from iPSC immune cells or TCR T cells derived from donor-derived or iPSC immune cells. Affini-T can exercise its options for either an exclusive license or a non-exclusive license, or both, for each pre-specified target by providing written notice prior to the earlier of (x) the end of the Affini-T Agreement term or (y) 90 days following the filing of an IND for a licensed product directed to a pre-specified target, subject to the payment of certain fees per each option exercised. After the option exercise, Affini-T has agreed to use commercially reasonable efforts to conduct all development and commercialization activities for a licensed product, and development and commercialization of all licensed products will be at Affini-T’s sole cost and expense.

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of December 31, 2024, the Company has received a total of $7.5 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (ii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iii) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and were constrained at the effective date to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. In July 2024, the Company included previously constrained additional equity consideration related to the regulatory milestone with an estimated fair value of $1.6 million in the transaction price, resulting in an increase to variable consideration. As of December 31, 2024 and 2023, future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. In addition, the equity consideration related to the regulatory milestone was also excluded from the estimated total transaction price as of December 31, 2023, as it was also considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $3.1 million and $4.7 million in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the accounts receivable balance was $0.2 million and $2.0 million, respectively, related to services performed. There was no contract asset related to services performed as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, deferred revenue related to the Affini-T Agreement was $0.2 million. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $0.8 million as of December 31, 2024, which the Company expects to recognize as revenue over the next four-to-five years.

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of December 31, 2024, the Company received a total of $0.8 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of December 31, 2024, the Company received a total of $4.0 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of December 31, 2024 and 2023. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of December 31, 2024 and 2023. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $30.4 million and $21.9 million for the years ended December 31, 2024 and 2023, respectively, of which $26.6 million and $21.9 million, respectively, was included in deferred revenue as of December 31, 2023 and 2022. As of December 31, 2024 and 2023, deferred revenue related to the Ionis Agreement was $32.8 million and $60.0 million, respectively. As of December 31, 2024 and 2023, the accounts receivable balance was $1.1 million and zero, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $41.2 million as of December 31, 2024, which the Company expects to recognize as revenue over the next three years.

8.
Commitments and Contingencies

Operating leases

In January 2021, the Company entered into a ten-year operating lease for laboratory and office space in Emeryville, California. The lease commencement date was in February 2021. In conjunction with signing this lease, the Company secured a letter of credit. As of December 31, 2024 and 2023, the balance of this letter of credit was $2.5 million and is recorded as noncurrent restricted cash in the consolidated balance sheets. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional five years, which the Company is not reasonably certain to exercise.

In September 2021, the Company entered into a 9.25-year operating lease for office space in Emeryville, California, with a lease commencement date in November 2021. In conjunction with signing the lease, the Company secured a letter of credit for $0.8 million, which is recorded as noncurrent restricted cash in the consolidated balance sheets as of December 31, 2024 and 2023.

In November 2022, the Company entered into an 8.25-year sublease for office, research and laboratory space in Emeryville, California, with a lease commencement date in January 2023. In conjunction with signing the lease, the Company secured a letter of credit for $2.0 million, which is recorded as noncurrent restricted cash in the consolidated balance sheets as of December 31, 2024 and 2023.

The Company has a lease agreement for vivarium space for which the Company has recorded a right of use asset and liability. These arrangements are not significant in comparison to the Company’s total operating lease assets and liabilities. In addition, the Company has identified certain short-term leases which are not recorded on the Company’s balance sheet in accordance with the practical expedient elected.

The following table summarizes operating lease costs for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$9,869	$9,582
Variable lease cost	3,092	2,835
Total lease cost	$12,961	$12,417

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$8,627	$6,561
Weighted average remaining lease term (in years)	6.1	7.1
Weighted-average discount rate	11.3%	11.3%

The following table summarizes future minimum lease payments as of December 31, 2024 (in thousands):

Amount
2025	$10,372
2026	9,710
2027	9,995
2028	10,328
2029	10,672
Thereafter	12,283
Total future lease payments	63,360
Less imputed interest	(17,582)
Total lease liability balance	45,778
Less: current operating lease liabilities	(5,592)
Non-current operating lease liabilities	$40,186

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. The lead plaintiff’s amended complaint is due on April 4, 2025 under the current case schedule. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

The redeemable convertible preferred stock as of December 31, 2023, consisted of the following (in thousands, except share data):

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
10.
Common Stock

The amended and restated certificate of incorporation authorizes the Company to issue 500,000,000 shares of common stock. Each share of common stock is entitled to cast one vote. The holders of common stock are also entitled to receive distributions whenever funds are legally available and when declared by the Company’s Board of Directors. No distributions have been declared from inception to date.

11.
Stock-Based Compensation

2019 Equity Incentive Plan

Prior to the Reorganization, the Company granted profits interests under the 2019 Equity Incentive Plan, adopted on March 13, 2019 (the “2019 Plan”). The Company granted profits interests with a threshold amount established by the Board of Managers on the date of issuance. The 2019 Plan allowed for grants of profits interests to the Company’s officers, employees, directors and consultants. Profits interests generally vested monthly over four years, with or without one-year cliff vesting in the first year.

The LLC Agreement provided each profits interest with a distribution threshold amount, which is determined on the date of issuance and represents the amount that would be distributed if, immediately after issuance, the Company sold all of its assets at fair market value and distributed the net proceeds in liquidation. A profits interest does not participate in Company distributions until an amount equal to its distribution threshold amount has been distributed to other members of the Company with units that either have a lower threshold amount or no threshold amount. The Company’s LLC Agreement was amended on July 31, 2023 to provide for “catch-up” distributions for profits interests once the applicable catch-up threshold amount for such profits interests was met (the “Amendment to the LLC Agreement”).

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

As part of the catch-up and Amendment to the LLC Agreement, the Company modified the terms and conditions of the profits interest, which resulted in a change in the fair value of the awards. The change was treated as a modification under ASC 718, Stock Compensation, in which the fair value of the profits interests was remeasured at the modification date and compared to the fair value of the modified award immediately prior to the modification, with the difference resulting in incremental compensation expense. The Company estimated total modification expense of $10.3 million to be recognized over the remaining term.

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

	Profits Interests	Weighted- Average Threshold Amount	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	9,488,776	$2.63	$111,022
Forfeited and expired	(63,940)	1.17
Canceled in connection with the Reorganization	(282,660)	11.84
Exchanged for vested and unvested common stock in connection with the Reorganization	(9,142,176)	2.36
Outstanding as of December 31, 2024	—	$—	$—

The aggregate intrinsic value of the profits interests as of December 31, 2023 is calculated as the positive difference between the threshold amount and the fair value of the Company’s common unit as of December 31, 2023. The Company did not issue profits interests during the year ended December 31, 2024. During the year ended December 31, 2023, the Company granted 2,267,813 profits interests with a weighted average grant date fair value of $6.73.

The following table presents a summary of the unvested common stock activity:

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value (1)
Outstanding as of December 31, 2023	—	$—
Exchange of profits interests units for unvested common stock	1,036,833	18.80
Vested	(499,148)	13.93
Forfeited	(81,250)	16.44
Outstanding as of December 31, 2024	456,435	$24.54

(1) Weighted-average grant date fair value includes amount related to the modification as a result of the catch-up and Amendment to the LLC Agreement

The total fair value of common stock that vested during the year ended December 31, 2024 was $2.9 million. The aggregate intrinsic value of restricted stock awards outstanding on December 31, 2024 was $1.6 million.

2024 Stock Option and Incentive Plan

In January 2024, the board of directors adopted and the stockholders approved the 2024 Stock Option and Incentive Plan (“2024 Plan”), which became effective immediately prior to the closing of the IPO. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock units, restricted stock awards, and other stock-based awards. Awards granted under the 2024 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the date of grant. Stock options and restricted stock units typically vest over a four-year time period but may be granted with different vesting terms.

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

On January 1, 2025, the common stock available for issuance under the 2024 Plan automatically increased by 1,870,923 shares. As of December 31, 2024, there were 2,762,912 shares available for future issuance under the 2024 Plan.

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Granted	4,054,918	9.73
Forfeited/Expired	(618,488)	10.82
Outstanding as of December 31, 2024	3,436,430	$9.54	9.32	$715
Exercisable as of December 31, 2024	162,349	$10.67	9.17	$—

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2024 was $6.94. There were no stock option exercises during the year ended December 31, 2024.

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	589,324	9.50
Vested	(24,801)	10.82
Forfeited	(98,666)	10.08
Outstanding as of December 31, 2024	465,857	$9.30

The total fair value of restricted stock units that vested during the year ended December 31, 2024 was $0.1 million. The aggregate intrinsic value of restricted stock units outstanding on December 31, 2024 was $1.7 million.

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

The Company initially reserved 375,000 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved and available for issuance under the ESPP will automatically increase on each January 1, commencing on January 1, 2025 and through 2034, by the least of (i) 750,000 shares of common stock; (ii) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the common stock available for issuance under the ESPP automatically increased by 374,184 shares. As of December 31, 2024, there were 375,000 shares available for issuance under the ESPP. As of December 31, 2024, the Company has issued no shares under the ESPP as the first purchase has not yet occurred.

Compensation Expense

The estimated grant date fair value of the Company’s stock options and profits interests calculated using the Black-Scholes model (from January 1 to July 30, 2023) and the option-pricing model within the PWERM model (from July 31 to December 31, 2023) was based on the following assumptions:

	From July 31 to	From January 1 to
	December 31, 2023	July 30, 2023
Expected volatility	85.00%	78.57% — 86.33%
Risk-free interest rate	5.00%	3.50% — 4.47%
Expected term (in years)	1.75	2.00 — 4.12
Expected dividend yield	—	—
Threshold range	$11.84	$5.75 — $7.40

The estimated grant date fair value of the Company’s stock options using the Black-Scholes option-pricing model was based on the following assumptions during the year ended December 31, 2024. There were no stock option grants during the year ended December 31, 2023.

Year Ended December 31,
2024
Expected volatility	79.58% — 80.99%
Risk-free interest rate	3.63% — 4.72%
Expected term (in years)	5.31 — 6.08
Expected dividend yield	—

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Research and development expenses	$8,891	$3,367
General and administrative expenses	7,313	3,555
Total	$16,204	$6,922

Stock-based compensation expense related to the following awards for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Profits Interests	$635	$6,922
Restricted Stock Awards	9,555	—
Stock Options	5,117	—
Restricted Stock Units	884	—
Employee Stock Purchase Plan	13	—
Total	$16,204	$6,922

As of December 31, 2024, there was $11.5 million of unrecognized compensation expense (including modification expense related to the catch-up) related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.9 years, $18.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.1 years and $3.7 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.3 years.

12.
Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of developing curative therapeutics for patients using the Company’s proprietary, comprehensive metagenomics-derived genome editing toolbox. All of the Company’s long-lived assets are located in the U.S. All revenue presented relate to contracts with customers located in the U.S. The chief executive officer, who is the chief operating decision maker (CODM), reviews financial information on a consolidated basis for purposes of evaluating financial performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM assesses performance and decides how to allocate resources based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Years Ended December 31,
	2024	2023
Collaboration revenue:
Ionis	$30,439	$21,915
Moderna	18,742	18,119
Affini-T	3,114	4,722
Total collaboration revenue	52,295	44,756
Operating expenses:
Employee-related expenses	47,566	44,133
Stock-based compensation expense	16,204	6,922
Research and development supplies and services	33,237	30,153
Facilities and overhead costs	31,572	27,787
Professional services and consulting	12,617	14,253
Total operating expenses	141,196	123,248
Operating income	(88,901)	(78,492)
Other income (expense):
Interest and other	14,515	15,394
Change in fair value of long-term investments	(9,185)	2,870
Benefit (provision) for income taxes	5,513	(8,027)
Net loss	$(78,058)	$(68,255)

13.
Income Taxes

The Company is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements. All pre-tax losses have been incurred in the U.S.

Loss before benefit (provision) for income taxes is as follows for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$(83,571)	$(60,228)
Total	$(83,571)	$(60,228)

Income tax expense (benefit) consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$(5,513)	$8,027
State	—	—
Total current tax expense (benefit)	(5,513)	8,027
Deferred:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Total tax expense (benefit)	$(5,513)	$8,027

The Company has generated a tax loss for the year ended December 31, 2024. The Company intends to claim research and development credits in the current year and the credit will be carried back to the prior year. The current tax liability for years ended December 31, 2023 was primarily the result of upfront payments received under collaboration agreements and the capitalization of research and development expenses under Internal revenue code Section 174 (“Section 174”).

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
Nontaxable LLC losses	0.0%	0.1%
State tax rate	0.0%	0.0%
Share-based compensation	(3.2)%	0.0%
Permanent and other adjustments	(0.9)%	(2.3)%
Change in valuation allowance	(16.2)%	(39.2)%
Research credits	5.9%	7.1%
Total	6.6%	(13.3)%

Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carry forwards	$17,852	$1,226
Research credits	3,578	2,985
Reserves and accruals	3,923	1,472
Lease liability	12,810	13,496
Deferred revenue	9,341	21,257
Capitalized research and development expenses	33,606	23,532
Total deferred tax assets	81,110	63,968
Deferred Tax Liabilities:
Property and equipment	(3,387)	(3,976)
Right-of-use asset	(11,170)	(12,204)
Total gross deferred tax liabilities	(14,557)	(16,180)
Less: Valuation allowance	(66,553)	(47,788)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $18.8 million for the year ended December 31, 2024 primarily due to the increase in net operating loss carryforwards and capitalization of research and development expenses under Section 174. The valuation allowance increased by $28.9 million for the year ended December 31, 2023 primarily due to the increase in deferred revenue and capitalization of research and development expenses under Section 174.

As of December 31, 2024, the Company had $45.6 million and $118.3 million of net operating loss carryforwards for federal and state income tax purposes, respectively. Federal net operating loss carryforwards do not expire. State net operating loss carryforwards begin expiring in 2037. As of December 31, 2024, the Company had zero and $4.5 million of research credit carryforwards for federal and state income tax purposes, respectively. State research credit carryforwards do not expire and can be carried forward indefinitely.

Utilization of some of the federal and state net operating losses and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 (“Internal Revenue Code”) and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest related to income tax matters as a component of income tax expense. As of December 31, 2024, the amount of accrued interest related to uncertain tax positions was $0.3 million. During the years ended December 31, 2024 and 2023, no penalties were recognized relating to unrecognized tax benefits. In the event the Company should need to recognize penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

Changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$5,943	$1,755
Gross increases—tax position in current period	2,234	3,731
Gross increases—tax position in prior periods	121	1,576
Reductions for tax positions of prior years	(751)	(1,119)
Ending balance	$7,547	$5,943

The Company files tax returns in the U.S. and California. The Company is not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating losses from inception. As of December 31, 2024, the balance of unrecognized tax benefits was $7.5 million of which $6.4 million, if recognized, would affect the effective tax rate.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(78,058)	$(68,255)
Denominator:
Weighted-average common shares outstanding	33,563,281	3,404,585
Less: Weighted-average unvested shares of common stock	(535,392)	—
Weighted-average common shares outstanding—basic and diluted	33,027,889	3,404,585
Net loss per share attributable to common stockholders—basic and diluted	$(2.36)	$(20.05)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2024	2023
Common stock issuable upon conversion of redeemable convertible preferred stock	—	23,935,594
Common stock issuable upon settlement of profits interests	—	3,916,677
Restricted stock subject to future vesting	456,435	—
Options to purchase common stock	3,436,430	—
Restricted stock units	465,857	—
Total	4,358,722	27,852,271

15.
Employee Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), covering its employees. Employees may contribute a percentage of their annual compensation to this plan, subject to the maximum allowable amount set by the Internal Revenue Service. The 401(k) Plan provides that the Company matches each participant’s contribution at 100% up to the first 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan were $1.7 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.