Form 10-Q
period 2025-03-31
Metagenomi, Inc.
filed 2025-05-13
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 37,381,495 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, tariffs and other trade protection measures that have been or may in the future be imposed by the United States (the “U.S.”) or other countries, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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

From time to time, we may use our website to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investor Relations section of our website, available at https://ir.metagenomi.co/. Investors are encouraged to review the Investor Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website are not incorporated into, and does not form a part of, this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,195	$27,386
Available-for-sale marketable securities	196,775	220,921
Accounts receivable	1,012	1,257
Prepaid expenses and other current assets	6,213	8,396
Total current assets	233,195	257,960
Property and equipment, net	16,521	17,740
Long-term investments	3,447	3,447
Operating lease right-of-use assets	38,674	39,917
Other assets	781	287
Restricted cash	5,248	5,248
Total assets	$297,866	$324,599
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,670	$533
Accrued expenses and other current liabilities	6,120	8,422
Current portion of operating lease liabilities	5,603	5,592
Deferred revenue	25,500	22,762
Total current liabilities	39,893	37,309
Non-current portion of operating lease liabilities	38,834	40,186
Deferred revenue, non-current	4,372	10,237
Other non-current liabilities	2,109	2,010
Total liabilities	85,208	89,742
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,382,478 and 37,418,470 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in-capital	460,074	457,146
Accumulated other comprehensive income	621	709
Accumulated deficit	(248,041)	(223,002)
Total stockholders’ equity	212,658	234,857
Total liabilities and stockholders’ equity	$297,866	$324,599

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$4,127	$11,159
Operating expenses:
Research and development	25,142	31,439
General and administrative	6,805	8,752
Total operating expenses	31,947	40,191
Loss from operations	(27,820)	(29,032)
Other income (expense):
Interest income	2,887	3,934
Other expense, net	(8)	(50)
Total other income, net	2,879	3,884
Net loss before provision for income taxes	(24,941)	(25,148)
Provision for income taxes	(98)	—
Net loss	$(25,039)	$(25,148)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	(88)	(181)
Comprehensive loss	$(25,127)	$(25,329)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(1.19)
Weighted average common shares outstanding, basic and diluted	37,019,027	21,137,868

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	—	—	11,371	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	—	$—	37,382,478	$4	$460,074	$621	$(248,041)	$212,658

BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	$—	37,468,078	$4	$445,999	$(278)	$(170,092)	$275,633

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(25,039)	$(25,148)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,928	5,057
Depreciation	1,358	1,273
Loss on fixed assets write-off	—	4
Non-cash lease expense	1,273	1,126
Amortization (accretion) of premiums and discounts on available-for-sale marketable securities	(1,007)	(1,221)
Amortization of non-cash collaboration revenue	(77)	(30)
Changes in operating assets and liabilities:
Accounts receivable	245	369
Prepaid expenses and other assets	2,237	(938)
Accounts payable	2,210	3,159
Deferred revenue and collaboration advance	(3,049)	(10,360)
Accrued expenses and other current liabilities	(2,648)	(2,962)
Operating lease liabilities	(1,371)	(179)
Other non-current liabilities	98	—
Net cash used in operating activities	(22,842)	(29,850)
Cash flows from investing activities
Purchases of property and equipment	(288)	(915)
Purchases of available-for-sale marketable securities	(22,287)	(174,663)
Maturities of available-for-sale marketable securities	47,303	80,846
Net cash provided by (used in) investing activities	24,728	(94,732)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	86,537
Payment of deferred financing costs	(77)
Net cash provided by (used in) financing activities	(77)	86,537
Net increase (decrease) in cash, cash equivalents and restricted cash	1,809	(38,045)
Cash, cash equivalents and restricted cash at beginning of period	32,634	145,851
Cash, cash equivalents and restricted cash at end of period	$34,443	$107,806
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$350,758
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$—	$9,457
Deferred initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$2,524
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$—	$3,283
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$23	$418
Deferred finance issuance costs included in accounts payable, accrued expenses and other current liabilities	$422	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$29,195	$102,558
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$34,443	$107,806

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Metagenomi, Inc. (“Metagenomi” or the “Company”) is a precision genetic medicines company committed to developing curative therapeutics for patients using our proprietary, comprehensive metagenomics-derived genome editing toolbox. The Company was originally founded as Metagenomi.co, a Delaware corporation, in September 2016. On January 24, 2024, the Company completed a series of transactions, which are referred to collectively as the Reorganization. As a result of the Reorganization, Metagenomi Technologies, LLC (“Metagenomi LLC”) merged with and into its wholly-owned subsidiary, Metagenomi, Inc., a Delaware corporation, with Metagenomi, Inc. continuing as the surviving corporation. The Company is headquartered in Emeryville, California.

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

On January 26, 2024, following the Reorganization, Metagenomi, Inc. effected a reverse stock split of the shares of common stock at a ratio of 1-for-1.74692 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. The Reorganization and the Reverse Stock Split was accounted for as a reorganization of entities under common control. All redeemable convertible preferred stock, common stock, additional paid-in-capital and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reorganization and Reverse Stock Split.

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

Liquidity and Going Concern

The Company has incurred significant losses from operations since its inception. As of March 31, 2025, the Company had an accumulated deficit of $248.0 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of March 31, 2025, of $226.0 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the three months ended March 31, 2025.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchanges Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed financial statements for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2025, or any other future period. Readers should read these interim unaudited condensed financial statements in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$28,091	$28,091	$—	$—
U.S. government bonds	104,929	—	104,929	—
Government agency obligations	30,723	—	30,723	—
Corporate debt obligations	30,227	—	30,227	—
Commercial paper	24,387	—	24,387	—
Asset-backed securities	6,509	—	6,509	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$226,158	$28,091	$196,775	$1,292

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$26,169	$26,169	$—	$—
U.S. government bonds	109,657	—	109,657	—
Government agency obligations	40,544	—	40,544	—
Corporate debt obligations	32,353	—	32,353	—
Commercial paper	30,349	—	30,349	—
Asset-backed securities	5,520	—	5,520	—
Foreign debt securities	2,498	—	2,498	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$248,382	$26,169	$220,921	$1,292

In addition, restricted cash of $5.2 million as of March 31, 2025 and December 31, 2024, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company’s investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) are Level 3 financial assets. Given the challenging financing environment for cell therapy companies in early clinical development as well as recent updates provided by Affini-T management, the Company determined the need to assess the equity value of its investments in Affini-T on December 31, 2024 and March 31, 2025, considering potential alternative outcomes under a hybrid method. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). Using the PWERM, the equity value under scenarios including the sale of the company, the liquidation of the company, and the company continuing as a going concern, were weighted based on an estimate of the probability of each event occurring. The analysis was done by applying the OPM for inferring the total equity value implied by the Series B preferred stock financing round of Affini-T. Key assumptions used in the OPM as of March 31, 2025 and December 31, 2024 included an expected holding period of two years, a risk free interest rate of 4.05%, a dividend yield of 0.0% and an estimated volatility of 88.5%. Estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to Affini-T.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

Amount
Long-term investments as of December 31, 2023	$8,521
Fair value of investment received as collaboration consideration	1,632
Fair value of investment purchased in preferred stock purchase agreement	324
Change in fair value included in other income (expense)	(9,185)
Long-term investments as of December 31, 2024	1,292
Change in fair value included in other income (expense)	—
Long-term investments as of March 31, 2025	$1,292

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,091	$—	$—	$28,091
U.S. government bonds	104,420	509	—	104,929
Government agency obligations	30,607	116	—	30,723
Corporate debt obligations	30,232	10	(15)	30,227
Commercial paper	24,388	7	(8)	24,387
Asset-backed securities	6,507	5	(3)	6,509
Total	224,245	647	(26)	224,866
Less: amounts classified as cash equivalents	(28,091)	—	—	(28,091)
Total available-for-sale marketable securities	$196,154	$647	$(26)	$196,775

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,169	$—	$—	$26,169
U.S. government bonds	109,096	562	(1)	109,657
Government agency obligations	40,435	109	—	40,544
Corporate debt obligations	32,352	37	(36)	32,353
Commercial paper	30,324	31	(6)	30,349
Asset-backed securities	5,507	13	—	5,520
Foreign debt securities	2,498	—	—	2,498
Total	246,381	752	(43)	247,090
Less: amounts classified as cash equivalents	(26,169)	—	—	(26,169)
Total available-for-sale marketable securities	$220,212	$752	$(43)	$220,921

As of March 31, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 was $1.6 million. The Company has not written off any accrued interest receivable during the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$155,428	$155,785	$153,484	$153,893
Maturing in one to five years	40,726	40,990	66,728	67,028
Total available-for-sale marketable securities	$196,154	$196,775	$220,212	$220,921

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

In August 2024, in connection with Affini-T’s Series B extension, the Company entered into a Joinder to Series B Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), pursuant to which the Company purchased 33,383 shares of Series B convertible preferred stock of Affini-T (the “Affini-T Series B Preferred Stock”) at a purchase price of $9.714 per share and received warrants to purchase up to 16,691 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of approximately $0.3 million. The Series B Purchase Agreement also provides for the purchase of up to an additional 16,691 shares of Affini-T Series B Preferred Stock at a purchase price of $9.714 per share and warrants to purchase up to 8,345 shares of common stock at an exercise price of $0.01 per share in a subsequent milestone closing (the “Milestone Closing”), upon Affini-T achieving certain milestone conditions. The Milestone Closing has not occurred as of March 31, 2025.

As of December 31, 2024 and March 31, 2025, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

The Company is using the fair value method to account for its investments in Affini-T (see Note 3) with changes in fair value recorded to other income (expense) in the condensed statements of operations and comprehensive loss. The estimated fair value of its investments in Affini-T was $1.3 million as of March 31, 2025 and December 31, 2024.

Vittoria investment

As of March 31, 2025 and December 31, 2024, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the three months ended March 31, 2025, and year ended December 31, 2024, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of March 31, 2025 and December 31, 2024, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued personnel related expenses	$3,408	$5,346
Accrued legal and professional services	1,898	931
Accrued research and development expenses	674	1,625
Accrued purchases of property and equipment	23	74
Other accrued liabilities	117	446
Total accrued expenses and other current liabilities	$6,120	$8,422

7.
Significant Agreements

Moderna strategic collaboration and license agreement

The Company was previously party to a Strategic Collaboration and License Agreement with ModernaTX, Inc. (“Moderna”) (the “Moderna Agreement”), entered into in October 2021. Pursuant to the terms of the Moderna Agreement, the Company and Moderna collaborated on the research and development of in vivo genome editing therapies directed at certain targets and the commercialization of such genome editing therapies. In connection with the Moderna Agreement, during the three months ended March 31, 2024, the Company recognized $2.8 million of collaboration revenue, which was included in deferred revenue as of December 31, 2023. As of March 31, 2024, deferred revenue related to the Moderna Agreement was $15.9 million.

As previously announced, on April 26, 2024, the Company and Moderna mutually terminated the Moderna Agreement (the “Termination”). The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between the Company and Moderna. As a result of the Termination, the Company regained full development and commercialization rights to its wholly-owned base editing and RNA-mediated integration systems that were subject to the Moderna Agreement. As of March 31, 2025 and December 31, 2024, there were no remaining unsatisfied performance obligations under the Moderna Agreement and the Company’s accounts receivable, deferred revenue and collaboration advance balances related to Moderna were zero.

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

Pursuant to the Affini-T Agreement, the Company granted Affini-T options to receive, on a pre-specified target-by-pre-specified target basis, for up to six pre-specified targets, either (i) an exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises Primary TCR alpha/beta T Cells and is derived from ex vivo application of a Company reagent (the “Exclusive Option”) or (ii) a non-exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises TCR natural killer (“NK”) cells derived from iPSC immune cells or TCR T cells derived from donor-derived or iPSC immune cells. Affini-T can exercise its options for either an exclusive license or a non-exclusive license, or both, for each pre-specified target by providing written notice prior to the earlier of (x) the end of the Affini-T Agreement term or (y) 90 days following the filing of an IND for a licensed product directed to a pre-specified target, subject to the payment of certain fees per each option exercised. After the option exercise, Affini-T has agreed to use commercially reasonable efforts to conduct all development and commercialization activities for a licensed product, and development and commercialization of all licensed products will be at Affini-T’s sole cost and expense. On April 14, 2025, Affini-T exercised an option to a non-exclusive license for one of its pre-specified targets, triggering an exercise payment to the Company of $0.3 million.

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of March 31, 2025, the Company has received a total of $7.7 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (ii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iii) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and were constrained at the effective date to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. In July 2024, the Company included previously constrained additional equity consideration related to the regulatory milestone with an estimated fair value of $1.6 million in the transaction price, resulting in an increase to variable consideration. As of March 31, 2025 and December 31, 2024, future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. In addition, the equity consideration related to the regulatory milestone was also excluded from the estimated total transaction price as of December 31, 2023, as it was also considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the accounts receivable balance was $0.1 million and $0.2 million, respectively, related to services performed. There was no contract asset related to services performed as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, deferred revenue related to the Affini-T Agreement was $0.1 million and $0.2 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $0.5 million as of March 31, 2025, which the Company expects to recognize as revenue over the next four-to-five years.

Ionis collaboration and license agreement

Terms of the agreement

In November 2022, the Company entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) (the “Ionis Agreement”) to research, develop and commercialize investigational medicines using our genome editing technologies, with the goal of discovering novel medicines. Pursuant to the terms of the Ionis Agreement, the Company granted Ionis and its affiliates a worldwide exclusive, royalty-bearing license, with the right to grant sublicenses, to use all licensed systems and licensed products in the field of in vivo genome editing for all therapeutic, prophylactic, palliative, and analgesic uses in humans. In connection with the Ionis Agreement, the Company also has the right to exercise an exclusive option to co-develop and co-commercialize certain products under a drug discovery program. A joint steering committee was established by both parties to coordinate, oversee and monitor the research and drug discovery activities under the Ionis Agreement.

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of March 31, 2025, the Company received a total of $1.2 million related to the manufactured components.

Pursuant to the terms of the Ionis Agreement, the Company has also been granted an option to obtain a non-exclusive, royalty-bearing license, with the right to grant sublicenses, for certain Ionis’ background technology to use in up to eight therapeutic products discovered by the Company in the field of in vivo genome editing and directed to a Collaboration Target (each such product, a “Metagenomi Product” and each such option an “Ionis IP Option”), but subject to encumbrance checks with respect to particular targets. A Collaboration Target is a target that is selected by Ionis, and, with respect to the Company is not the subject of discussions with a third party, is not the subject of a contractual grant of rights to a third party nor the subject to an internal research and development program. If the Company exercises its Ionis IP Option, the Company will pay to Ionis up to several million dollars per Metagenomi Product upon achievement of certain clinical and regulatory milestones. The Company is also obligated to pay Ionis royalties in an amount equal to a low single-digit royalty on the net sales of the applicable Metagenomi Product on a product-by-product and country-by-country basis.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of March 31, 2025, the Company received a total of $4.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of March 31, 2025 and December 31, 2024. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of March 31, 2025 and December 31, 2024. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $4.0 million for the three months ended March 31, 2025, of which $2.5 million was included in deferred revenue as of December 31, 2024. The Company recognized collaboration revenue of $8.1 million for the three months ended March 31, 2024, which was included in deferred revenue as of December 31, 2023. As of March 31, 2025 and December 31, 2024, deferred revenue related to the Ionis Agreement was $29.7 million and $32.8 million, respectively. As of March 31, 2025 and December 31, 2024, the accounts receivable balance was $0.9 million and $1.1 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $36.8 million as of March 31, 2025, which the Company expects to recognize as revenue over the next three years.

8.
Commitments and Contingencies

Operating leases

For more information about the Company’s Operating Leases, see “Note 8. Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2024.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

9.
Stockholders’ Equity

Redeemable Convertible Preferred Stock

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

ATM Program

On March 17, 2025, the Company filed a shelf registration on Form S-3 (the “Shelf Registration Statement”), which was declared effective on March 25, 2025. The Shelf Registration Statement permits the offering of up to $250.0 million aggregate dollar amount of shares of our common stock, preferred stock, debt securities, warrants and/or units, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, the Company entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) on March 17, 2025, pursuant to which the Company may issue and sell, from time to time and at its sole discretion, shares of its common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. The Company will pay Jefferies a commission fee of up to 3.0 percent (3.0%) of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and has also provided Jefferies with customary indemnification and contribution rights.

The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of its common stock under the ATM Sales Agreement. As of March 31, 2025, no shares have been sold under the ATM Sales Agreement.

10.
Stock-Based Compensation

2019 Equity Incentive Plan

Prior to the Reorganization, the Company granted profits interests under the 2019 Equity Incentive Plan, adopted on March 13, 2019 (the “2019 Plan”). The Company granted profits interests with a threshold amount established by the Board of Managers of the Company’s predecessor, Metagenomi LLC, on the date of issuance. The 2019 Plan allowed for grants of profits interests to the Company’s officers, employees, directors and consultants. Immediately after the Reorganization, all of the outstanding profits interest units were exchanged for shares of common stock, including shares subject to certain vesting conditions. The following table presents a summary of the unvested common stock activity:

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	456,435	$24.54
Vested	(94,413)	15.88
Forfeited	(47,363)	18.55
Outstanding as of March 31, 2025	314,659	$28.02

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	3,436,430	$9.54
Granted	108,089	2.50
Forfeited/Expired	(210,582)	10.78
Outstanding as of March 31, 2025	3,333,937	$9.23
Exercisable as of March 31, 2025	238,515	$10.68

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	465,857	$9.30
Granted	—	—
Vested	(11,371)	10.82
Forfeited	(25,414)	10.82
Outstanding as of March 31, 2025	429,072	$9.17

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$1,280	$3,998
General and administrative expenses	1,648	1,059
Total	$2,928	$5,057

As of March 31, 2025, there was $9.1 million unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.7 years, $15.8 million unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years and $3.3 million unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.2 years.

11.
Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of developing curative therapeutics for patients using the Company’s proprietary, comprehensive metagenomics-derived genome editing toolbox. All of the Company’s long-lived assets are located in the U.S. All revenue presented relate to contracts with customers located in the U.S. The chief executive officer, who is the chief operating decision maker (CODM), reviews financial information for purposes of evaluating financial performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM assesses performance and decides how to allocate resources based on net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended March 31,
	2025	2024
Collaboration revenue:
Ionis	$3,974	$8,065
Moderna	—	2,795
Affini-T	153	299
Total collaboration revenue	4,127	11,159
Operating expenses:
Employee-related expenses	11,664	13,620
Facilities and overhead costs	7,369	7,946
Professional services and consulting	2,545	3,870
Research and development supplies and services	7,441	9,698
Stock-based compensation expense	2,928	5,057
Total operating expenses	31,947	40,191
Operating loss	(27,820)	(29,032)
Other income (expense):
Interest and other	2,879	3,884
Provision for income taxes	(98)	—
Net loss	$(25,039)	$(25,148)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(25,039)	$(25,148)
Denominator:
Weighted-average common shares outstanding	37,387,580	21,851,706
Less: Weighted-average unvested shares of common stock	(368,553)	(713,838)
Weighted-average common shares outstanding—basic and diluted	37,019,027	21,137,868
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(1.19)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Restricted stock subject to future vesting	314,659	915,709
Options to purchase common stock	3,333,937	—
Restricted stock units	429,072	—
Total	4,077,668	915,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section under Part II, Item 1A below.

Overview

We are a precision gene editing company committed to developing curative therapeutics for patients using our proprietary, comprehensive genome editing toolbox, which has the potential to target any genetic mutation found across the entire human genome. By harnessing the power of metagenomics, the study of genetic material recovered from the natural environment, combined with high-throughput screening, artificial intelligence (“AI”), and proprietary algorithms, our platform rapidly and effectively mines through billions of novel proteins from our genome-resolved database to select genome editing tools that we develop into our next generation genetic medicines.

Our comprehensive genome editing toolbox includes systems for making small edits such as programmable nucleases, base editors, and small RNA-mediated integration systems (“RIGS”), as well as large gene integration systems including large template RIGS and CRISPR-associated transposases (“CASTs”). These tools form a toolbox that can potentially make any desired gene modification ranging from gene knock-down, gene knock-in as well as small and large genetic changes. In addition, our toolbox includes ultra small editing systems which have the potential to be packaged into a single adeno-associated virus (“AAV”) to address extrahepatic therapeutic indications. All elements of our toolbox are wholly-owned, and we have constructed a broad patent estate that protects our intellectual property, which we expect will continue to expand as we discover, interrogate, and optimize our novel editing systems.

We are taking a stepwise approach, deploying our genome editing toolbox to develop potentially curative therapies for patients across a broad array of diseases and target organs including the liver, central nervous system, muscle, kidney, and lung, matching the right tool to each specific target. Our lead programs are selected to both address important diseases and establish new standards in targetability, precision, efficiency, and scope of editing capabilities. We are focused on in vivo gene editing for our wholly owned pipeline, while pursuing technology out-licensing for ex vivo cell therapy, where next generation genome editing systems are an important enabler of novel therapies. We believe our therapeutic programs are well-positioned to leverage the clinical, regulatory, and manufacturing advancements made to date across gene therapy, gene editing, and delivery modalities to accelerate progression to clinical trials and potential approval.

Wholly Owned Programs

MGX-001 – novel, durable, knock-in approach for expression of Factor VIII (FVIII) in hemophilia A

Our investigational development program in hemophilia A, MGX-001, is a potentially curative therapy designed to provide life-long protection from bleeding events and joint damage in adults and children. Our approach is designed to insert a Factor VIII (“FVIII”) DNA cassette into a “safe harbor location” within an intron of the albumin gene, leveraging the strong native albumin promoter to express FVIII in an approach that is not expected to have deleterious effects. This unique design differentiates from gene therapies that deliver the FVIII gene in an episomal location thereby increasing the risk of dilution from cell division, cell death, and episomal transcriptional silencing. Our FVIII knock-in approach is designed to provide stable expression and clinically relevant circulating levels of FVIII, even at low integration rates because of the strength of the albumin promoter.

Our lead hemophilia A genome editing strategy has two components. A lipid nanoparticle (“LNP”) is designed to deliver mRNA along with a gRNA to the liver in order to produce a highly efficient and specific nuclease that creates a precise cut at the albumin safe harbor gene locus. Additionally, an adeno-associated virus (“AAV”) vector is designed to deliver the donor template FVIII DNA that becomes inserted into the nuclease cut site by a naturally occurring DNA repair process called non-homologous end joining.

In a non-human primate (“NHP”) study, we demonstrated integration of a surrogate cynomolgus-FVIII cassette (used to avoid immune response that would occur with a foreign human FVIII protein) and confirmed durable and therapeutically relevant FVIII activity levels over an approximately nineteen-month period. Plasma FVIII activity levels correlated with gene integration frequency measured in the liver at termination. Treatment was generally well tolerated with findings limited to moderate transient elevation of liver transaminases following AAV and LNP administration. There were no notable findings in total bilirubin or albumin levels.

This early NHP study was conducted without the benefit of several subsequent optimizations of the therapeutic candidate designed to enhance safety and efficacy in the clinic. Following our meeting with the FDA to align on key aspects of our planned IND submission, in August 2024, we nominated a lead development candidate, MGX-001. For the development candidate MGX-001, we selected a bioengineered B-domain deleted FVIII construct (a “bioengineered FVIII construct”).

In rodent and nonhuman primate studies designed to support MGX-001, we demonstrated significantly higher FVIII activity levels using this bioengineered FVIII construct compared to wild type B-domain deleted FVIII construct, despite similar integration frequencies. These data suggested that incorporating the bioengineered FVIII construct into MGX-001 may enable therapeutic levels of FVIII activity at lower AAV doses, potentially resulting in MGX-001 having improved safety characteristics. Emerging data relating to MGX-001 from additional nonhuman primates using this bioengineered FVIII construct has, to date, demonstrated FVIII activity higher than expected. While we have not received all of the data from the studies, we expect to conduct additional studies and/or consider alternatives to this bioengineered FVIII construct. Based on the current information, we plan to conduct pre-IND and ex-U.S. regulatory meetings in the second half of 2025 and submit IND and clinical trial application (“CTA”) submission in 2026. For more information regarding the risks related to our IND submission and timelines, see “Risks Related to Business, Technology, and Industry” described in Part II, Item 1A, Risk Factors herein.

Secreted Protein Deficiencies

Building on our lead hemophilia A program, we are advancing additional wholly owned therapeutic candidates targeting secreted protein deficiencies, leveraging the MGX-001 editing system as a blueprint, with the goal of achieving targeted and durable protein replacement. We plan to demonstrate NHP proof-of-concept for our lead secreted protein deficiency target in 2025, and nominate our development candidate in 2026.

Collaborations

Ionis Collaboration - investigational development programs focused on the cardiometabolic space

In November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. All four therapeutic targets in Wave 1 of our collaboration with Ionis focus on cardiometabolic diseases and are in lead optimization. In vivo rodent proof-of-concept was achieved in all four wave 1 genetic targets in 2024, including transthyretin (“TTR”) for transthyretin amyloidosis and angiotensinogen (“AGT”) for refractory hypertension, as well as two undisclosed programs. In partnership with Ionis, we plan to nominate one to two development candidates from the Wave 1 targets and disclose the remaining two therapeutic indications in 2025. In 2026, we plan to initiate IND-enabling activities for the development candidates nominated in 2025, and nominate additional development candidates from the remaining Wave 1 targets.

Affini-T collaboration – enabling development programs in the cell therapy space

In June 2022, we entered into a Development, Option and License Agreement (the “Affini-T Agreement”) with Affini-T Therapeutics, Inc. (“Affini-T”) to develop and commercialize gene edited TCR-based therapeutic products exclusively for the treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively for the treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide. Our collaboration with Affini-T is consistent with our strategy for out-licensing our technology for ex vivo cell therapy applications where next generation genome editing systems are an important enabler of novel therapies. In 2024, we achieved a development milestone related to establishing cGMP gene editing reagents for cell therapy and filing related Drug Master Files with the FDA to support an IND for Affini-T’s T-cell receptor-based therapy. On April 14, 2025, Affini-T exercised an option to a non-exclusive license for one of its pre-specified targets triggering an exercise payment to us of $0.3 million.

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

In parallel with our translation efforts in our lead programs focused on liver-associated targets, we are developing editing systems to allow gene editing beyond the liver. Using our small editing systems designed to be amenable to viral vector delivery, which includes novel type II and type V programmable nucleases, we intend to pursue extrahepatic indications in neuro-muscular and lung and kidney diseases.

Technology Platform

Generative AI and Structure-Guided Engineering

We believe our metagenomics-based, AI-enhanced, discovery approach will allow us to achieve our goal of having highly effective genome editing tools to address any genetic disease by editing anywhere in the human genome. We have demonstrated how our metagenomics-informed de novo sequence generation approach, which includes using ancestral sequence reconstruction and generative AI techniques, can be used together with structure-guided engineering methods to potentially expand therapeutic applications.

Nucleases

To date, we have identified thousands of novel CRISPR nucleases, expanding the collection of known programmable nucleases by mining our proprietary metagenomics database. This allows us to potentially select the ideal nuclease for targeting any given gene in a site-specific manner, overcoming a major limitation of first-generation CRISPR/Cas9 systems. We recently demonstrated technological advancements to address unmet needs for therapeutic applications of in vivo gene editing beyond the liver using our novel nucleases, including single-AAV delivery to a central nervous system (“CNS”) target, a key milestone towards addressing neurological disorders. We achieved in vivo proof-of-concept for CNS editing with a single blood-brain-barrier penetrating AAV, which may enable treatments with systemic injections and provide a more tolerable treatment for patients. Furthermore, based on data generated to date, we believe our SMall Arginine-Rich sysTems (SMART) genome editing systems, which are small enough to be packaged into standard AAV vectors, even when additional effector domains are included for base editing, potentially enable a differentiated therapeutic approach for extrahepatic targets.

Base Editors

Our nucleases can be leveraged as a chassis by adding on additional effector enzymes to create base editors capable of single nucleotide changes in the genome. In October 2024, we demonstrated that our novel Adenine Base Editors (“ABEs”) are potentially targetable to over 95% of the human genome’s base pairs, a significantly wider range of sites than first-generation SpCas9 base editors. Our ABE platform achieved over 95% reproducible and durable triplex protein knockdown in primary T-cells, confirming its highly efficient application for multiplex gene editing. The ABE platform demonstrated highly specific on-target deamination with no detectable translocations and no significant genome composition differences, and the platform demonstrated no adverse effects on cell viability, expansion or other measures of cell health.

RNA and DNA Mediated Integration Systems

RIGS are genome editing systems that make programmable genomic modifications that are encoded in RNA templates. Because of the modifications are encoded in RNA, these systems have the ability to repair diverse mutations, including insertions, deletions and all types of point mutations. Using proprietary reverse transcriptases we demonstrated what we believe to be the first-ever targeted integration of >900 bp in human cells with our RIGS using all-RNA delivery.

CRISPR Associated Transposase (CAST) systems are a class of genome editing systems that provide directed and programmable genomic integration of large DNA templates (>10,000 base pairs). We recently achieved in vitro proof-of-concept for large gene integration using our potentially industry leading, compact CAST technology. In March 2025, we published our latest findings in Nature Communications describing our novel, compact CAST systems, which demonstrated integration of a large, therapeutically relevant gene into the genome of human cells.

Initial Public Offering

On February 13, 2024, we completed our initial public offering (“IPO”) in which we issued 6,250,000 shares of our common stock at a price to the public of $15.00 per share. We received net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million.

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of March 31, 2025, no shares have been sold under the ATM Sales Agreement.

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

Macroeconomic Trends

Unfavorable conditions in the economy in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations, but we continue to monitor these developments closely. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Collaboration and License Agreements

As part of our strategy, we have entered into collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using our genome editing technologies. In October 2021, we entered into a Strategic Collaboration and License Agreement (the “Moderna Agreement”) with ModernaTX, Inc. (“Moderna”), focused on advancing new genome editing system for in vivo human therapeutic applications, and in April 2024, we and Moderna mutually terminated the Moderna Agreement. Refer to Note 7 in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $4.1 million for the three months ended March 31, 2025 and $11.2 million for the three months ended March 31, 2024.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2 in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$4,127	$11,159	$(7,032)
Operating expenses:
Research and development	25,142	31,439	(6,297)
General and administrative	6,805	8,752	(1,947)
Total operating expenses	31,947	40,191	(8,244)
Loss from operations	(27,820)	(29,032)	1,212
Other income (expense):
Interest income	2,887	3,934	(1,047)
Other expense, net	(8)	(50)	42
Total other income, net	2,879	3,884	(1,005)
Net loss before provision for income taxes	(24,941)	(25,148)	207
Provision for income taxes	(98)	—	(98)
Net loss	$(25,039)	$(25,148)	$109

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Ionis	$3,974	$8,065	$(4,091)
Moderna	—	2,795	(2,795)
Affini-T	153	299	(146)
Total collaboration revenue	$4,127	$11,159	$(7,032)

Collaboration revenue decreased by $7.0 million, from $11.2 million for the three months ended March 31, 2024 to $4.1 million for the three months ended March 31, 2025. The decrease in collaboration revenue for the three months ended March 31, 2025, was primarily driven by a $2.8 million decrease in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue during the year ended December 31, 2024 as a result of the Termination Agreement, a $4.1 million decrease in revenue related to the Ionis Agreement and a $0.1 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Employee-related expenses	$9,381	$10,641	$(1,260)
Facilities and overhead costs	6,179	6,209	(30)
Professional services and consulting	861	893	(32)
Research and development supplies and services	7,441	9,698	(2,257)
Stock-based compensation	1,280	3,998	(2,718)
Total research and development expense	$25,142	$31,439	$(6,297)

Research and development expenses were $25.1 million for the three months ended March 31, 2025, compared to $31.4 million for the three months ended March 31, 2024. The decrease of $6.3 million was primarily due to a decrease of $2.7 million in stock-based compensation expense, a decrease of $2.3 million in research and development supplies and services, and a decrease of $1.3 million in other employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2025, compared to $8.8 million for the three months ended March 31, 2024. The decrease of $1.9 million was primarily related to a decrease of $1.3 million in professional services and consulting costs, a decrease of $0.7 million in other employee-related expenses, and a decrease of $0.5 million in facilities and allocated overhead, offset by an increase of $0.6 million in stock-based compensation expense.

Total Other Income, Net

Total other income, net, was $2.9 million for the three months ended March 31, 2025 compared to $3.9 million for the three months ended March 31, 2024. The $1.0 million decrease is primarily due to decreased interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through March 31, 2025, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of March 31, 2025, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and $25.0 million and $25.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $248.0 million.

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
•
the effect of competing technological and market developments; and
•
the impact of health epidemics, pandemics and other widespread outbreaks of contagious disease, as well as other factors, including inflation, economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

As of March 31, 2025, we had $226.0 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(22,842)	$(29,850)
Net cash provided by (used in) investing activities	24,728	(94,732)
Net cash provided by (used in) financing activities	(77)	86,537
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,809	$(38,045)

Cash Flows from Operating Activities

Net cash used in operating activities was $22.8 million for the three months ended March 31, 2025, and consisted primarily of our net loss of $25.0 million and changes in our net operating assets and liabilities of $2.3 million, offset by net non-cash charges of $4.5 million. The net change in operating assets and liabilities consisted primarily of a decrease of $3.0 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $2.6 million in accrued expenses and other current liabilities, a decrease of $1.4 million in operating lease liabilities and a decrease of $2.2 million in prepaid expenses and other current assets, offset by an increase of $2.2 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $2.9 million in stock-based compensation expense, $1.4 million of depreciation expense, $1.3 million in non-cash lease expense, partially offset by $1.0 million in accretion of discounts on available-for-sale marketable securities and $0.1 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Net cash used in operating activities for the three months ended March 31, 2024, was $29.9 million and consisted primarily of our net loss of $25.1 million and changes in our net operating assets and liabilities of $10.9 million, partially offset by net non-cash charges of $6.2 million. The changes in our net operating assets and liabilities consisted primarily of a decrease of $10.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a $3.0 million decrease in accrued expenses and other liabilities primarily related to payout of the 2024 annual bonus, and a $0.9 million increase in prepaid expenses and other assets, offset by an increase of $3.2 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $5.1 million in stock-based compensation expense, $1.1 million in non-cash lease expense and $1.3 million of depreciation expense, partially offset by $1.2 million in amortization of discounts on available-for-sale marketable securities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $24.7 million primarily due to net maturities of available-for-sale marketable securities of $25.0 million, partially offset purchases of property and equipment of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2024, was $94.7 million due to net purchases of available-for-sale marketable securities of $93.8 million and purchases of property and equipment of $0.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025, was $0.1 million due to a payment of deferred financing costs.

Net cash provided by financing activities for the three months ended March 31, 2024, was $86.5 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the three months ended March 31, 2025, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition under our collaboration agreements, stock-based compensation expense, the valuation of deferred tax assets, and uncertain income tax positions. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings, refer to “Note 8. Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Condensed Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q which information is incorporated by reference herein.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes appearing at the end of this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•
The impacts of cyber-attacks and data privacy breaches on our business.

The summary risk factors described above should be read together with the text of the full risk factors below in this section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks Related to Financial Position and Need for Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and for the three months ended March 31, 2025 and 2024, our net losses were $25.0 million and $25.1 million, respectively. As of March 31, 2025, we had an accumulated deficit of $248.0 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Our Shelf Registration Statement was declared effective on March 25, 2025, and permits us to sell from time to time up to $250.0 million of shares of our common stock and other securities in one or more offerings in amounts, at prices, and on the terms that we will determine at the time of any such offering.

In connection with the Shelf Registration Statement, we entered into the ATM Sales Agreement, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of the Company’s common stock, through Jefferies as sales agent, in ATM offerings, having an aggregate offering price of up to $75.0 million. As of March 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of March 31, 2025, our cash, cash equivalents and available-for-sale marketable securities were $226.0 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the effect of competing technological and market developments; and

•
pandemics, epidemics or outbreaks of a contagious illness, economic uncertainty, tariffs and other trade disputes and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an investigational new drug (“IND”) application and finalizing the trial design based on discussions with the FDA. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. For example, emerging data relating to our hemophilia A development candidate, MGX-001, from our nonhuman primate studies using our bioengineered B-domain deleted FVIII construct has, to date, demonstrated both high activity as well as high variability related to FVIII. While we have not received all of the data from the studies, we expect to conduct additional studies and/or consider alternatives to this bioengineered FVIII construct. While we are planning to achieve our IND submission timelines, the need to conduct additional studies and/or consider alternatives to bioengineered FVIII, the risks described above relating to the FDA submission process, coupled with the uncertain regulatory environment in the Unites States, could delay our current expected IND submission timelines.

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

The time required to obtain approval for any of our potential product candidates from the FDA, the European Commission (“EC”) or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. For more information on the regulatory approval process, see “Business—Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of any product candidates we may develop are successful, such product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

In addition, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we may face similar volatility in our stock price in the future. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions as a result of future health epidemics, pandemics and other widespread outbreaks of contagious disease, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, public health crises could exacerbate the other risks described in this section.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under these agreements, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We may fail to manage our growth effectively. As of March 31, 2025, we had 176 full-time employees, of which 62 have M.D. or Ph.D. degrees. Within our workforce, 149 employees are engaged in research and development and 27 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Disruptions at the FDA and other government agencies caused by funding shortages, a reduction in staffing or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, reduced staffing, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. While federal agencies in the U.S. operate under a continuing resolution and without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain, maintain, enforce, and otherwise protect our intellectual property and proprietary technology, and if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products and product candidates similar or identical to ours and our ability to successfully develop and commercialize our genome editing systems may be adversely affected.

Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property rights protection through patents, trademarks, and trade secrets in the United States and other countries with respect to our proprietary genome editing systems and to operate without infringing, misappropriating or otherwise violating the intellectual property of others. If we do not adequately protect our intellectual property rights, competitors or other third parties may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the United States or abroad related to our genome editing systems that are important to our business; we may also license or purchase patents or patent applications filed by others. The patent application process is expensive, time-consuming and complex. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the United States Patent and Trademark Office (“USPTO”) and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary genome editing systems or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent portfolio, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after its earliest priority claim, not including priority claims to provisional or foreign national applications. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

It is possible that defects of form in the preparation or filing of our patent portfolio may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, or licensees whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patent portfolio, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Furthermore, the volume of all publicly available prior art is not feasibly searchable in detail in its entirety. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patent portfolio, or that we were the first to file for patent protection of such inventions. If third parties have filed prior patent applications on inventions claimed in our patent portfolio that were filed on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by our patent portfolio. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest priority claim, not including priority claims to provisional or foreign national applications. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Additionally, administrative changes at the USPTO or other applicable regulatory patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent). In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

Geo-political actions in the U.S. and in foreign countries (such as retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent filing, prosecution and maintenance of issued patents in Russia. These circumstances could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025, known as the Economic Reciprocity Law, which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. If such an event were to occur, it could have a material adverse effect on our business. In addition, jurisdictions outside of the U.S. could also permit our patents to be exploited without consent or compensation. In such circumstances we would not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

In order to protect our competitive position around our future product candidates, we may become involved in lawsuits to enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful and which may result in our patents being found invalid or unenforceable.

Competitors may seek to commercialize competitive products to our genome editing systems. In order to protect our competitive position, we may become involved in lawsuits asserting infringement of our patents, or misappropriation or other violations of other of our intellectual property rights. Litigation is expensive and time consuming and would likely divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing genome editing systems. Our genome editing systems make use of CRISPR-based technology, which is a field that is highly active for patent filings and complex litigation. As of May 2024, it was reported that approximately 17,000 patent families worldwide cover CRISPR related inventions and their uses. That number has continued to increase. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our genome editing systems and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our genome editing systems. We are aware of multiple patents and patent applications directed to CRISPR technologies, Cas molecules, and their uses in genome editing. For example, we are aware of patent portfolios related to CRISPR/Cas genome editing systems that are owned or co-owned by Sigma Aldrich, Stanford University and Agilent Technologies, the Broad Institute and/or Harvard University and/or the Massachusetts Institute of Technology (“MIT”), and Targetgene Biotechnologies. We are also aware of patent portfolios related to base editing systems that are owned or co-owned by Beam Therapeutics, the Broad Institute and/or Harvard University and/or MIT, the University of California, Duke University, Kobe University, the Max Planck Institute, Wageningen University, ASC Therapeutics Inc, CRISPR Therapeutics, Bayer Healthcare LLC, Board of Regents of The University of Texas System and Bioray Laboratories. We are also aware of patent portfolios related to CRISPR associated transposase/retro-transposase (“CAST”) systems that are owned or co-owned by the Broad Institute, Arbor Biotechnologies, and the University of Rochester.

Intellectual property litigation is common in the biotechnology space and multiple parties have engaged in litigation to protect and enforce their CRISPR/Cas related patent estates. For example, patents and patent applications directed to catalytically-active Cas9 systems have been the subject of extensive adversarial patent office proceedings. These proceedings include USPTO Patent Trial and Appeal Board (“PTAB”) proceedings involving the Broad Institute and the University of California regarding the priority of inventions with respect to certain U.S. patents and patent applications each owns directed to catalytically-active Cas9. Our genome editing technologies do not use catalytically-active Cas9 and we are not aware of any valid third-party patents or patent applications that we believe cover our Cas-related genome editing system and proprietary technology. However, we may not have identified all relevant third-party patents and patent applications. Therefore, there can be no assurance that third parties will not assert patents against us in the future or that our patents and patent applications will not be challenged. Any litigation brought against us or our patents or patent applications, even if meritless, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
sales of our common stock by us, our insiders or other stockholders, including under our ATM Sales Agreement with Jefferies;
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

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources and engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in the future we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

For example, we may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of March 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of March 31, 2025, 37,382,478 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Pursuant to SOX Section 404, we are required to provide a management report on internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a share repurchase program and no shares were repurchased in the first quarter of 2025.

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

(c) During the quarter ended March 31, 2025, no director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date

10.1	Open Market Sales AgreementSM, dated as of March 17, 2025, between the Registrant and Jefferies LLC.	S-3	333-285867	1.2	03/17/2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	02/13/2024

3.2	Amended and Restated Bylaws.	8-K	001-41949	3.2	02/13/2024

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metagenomi, Inc.

Date: May 13, 2025	By:	/s/ Brian C. Thomas
Brian C. Thomas, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)