Form 10-Q
period 2025-06-30
Metagenomi, Inc.
filed 2025-08-12
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 37,533,136 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$26,850	$27,386
Available-for-sale marketable securities	178,143	220,921
Accounts receivable	873	1,257
Prepaid expenses and other current assets	5,815	8,396
Total current assets	211,681	257,960
Property and equipment, net	15,113	17,740
Long-term investments	2,154	3,447
Operating lease right-of-use assets	37,283	39,917
Other assets	805	287
Restricted cash	5,248	5,248
Total assets	$272,284	$324,599
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,891	$533
Accrued expenses and other current liabilities	5,924	8,422
Current portion of operating lease liabilities	5,508	5,592
Deferred revenue	18,942	22,762
Total current liabilities	33,265	37,309
Non-current portion of operating lease liabilities	37,482	40,186
Deferred revenue, non-current	3,553	10,237
Other non-current liabilities	2,153	2,010
Total liabilities	76,453	89,742
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,533,136 and 37,418,470 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in-capital	463,404	457,146
Accumulated other comprehensive income	372	709
Accumulated deficit	(267,949)	(223,002)
Total stockholders’ equity	195,831	234,857
Total liabilities and stockholders’ equity	$272,284	$324,599

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$8,513	$20,008	$12,640	$31,167
Operating expenses:
Research and development	22,507	28,320	47,649	59,759
General and administrative	6,993	8,551	13,798	17,303
Total operating expenses	29,500	36,871	61,447	77,062
Loss from operations	(20,987)	(16,863)	(48,807)	(45,895)
Other income (expense):
Interest income	2,485	3,976	5,372	7,910
Change in fair value of long-term investments	(1,292)	—	(1,292)	—
Other expense, net	(70)	(51)	(78)	(101)
Total other income (expense), net	1,123	3,925	4,002	7,809
Net loss before provision for income taxes	(19,864)	(12,938)	(44,805)	(38,086)
Benefit (provision) for income taxes	(44)	2,199	(142)	2,199
Net loss	$(19,908)	$(10,739)	$(44,947)	$(35,887)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	(249)	13	(337)	(168)
Comprehensive loss	$(20,157)	$(10,726)	$(45,284)	$(36,055)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.29)	$(1.21)	$(1.24)
Weighted average common shares outstanding, basic and diluted	37,156,979	36,625,291	37,088,383	28,901,399

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	—	—	11,371	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	—	—	37,382,478	4	460,074	621	(248,041)	212,658
Vesting of restricted stock units	—	—	76,928	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	—	—	75,338	—	109	—	—	109
Forfeiture of unvested common stock	—	—	(1,608)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,221	—	—	3,221
Other comprehensive income	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(19,908)	(19,908)
BALANCE—June 30, 2025		$—	37,533,136	$4	$463,404	$372	$(267,949)	$195,831

BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	—	37,468,078	4	445,999	(278)	(170,092)	275,633
Forfeiture of unvested common stock	—	—	(8,225)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(10,739)	(10,739)
BALANCE—June 30, 2024	—	$—	37,459,853	$4	$450,511	$(265)	$(180,831)	$269,419

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(44,947)	$(35,887)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,149	9,569
Depreciation	2,693	2,582
Loss on fixed assets write-off	181	279
Non-cash lease expense	2,664	2,264
Amortization (accretion) of premiums and discounts on available-for-sale marketable securities	(1,825)	(3,201)
Amortization of non-cash collaboration revenue	(87)	(107)
Change in fair value of long-term investments	1,292	—
Changes in operating assets and liabilities:
Accounts receivable	384	803
Prepaid expenses and other assets	2,687	(274)
Accounts payable	2,284	1,734
Income tax payable	—	(3,266)
Deferred revenue and collaboration advance	(10,417)	(29,419)
Accrued expenses and other current liabilities	(2,476)	340
Operating lease liabilities	(2,818)	(300)
Other non-current liabilities	143	(1,276)
Net cash used in operating activities	(44,093)	(56,159)
Cash flows from investing activities
Purchases of property and equipment	(415)	(1,580)
Proceeds from sale of property and equipment	37	—
Purchases of available-for-sale marketable securities	(40,796)	(249,166)
Maturities of available-for-sale marketable securities	84,974	142,978
Net cash provided by (used in) investing activities	43,800	(107,768)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	84,505
Proceeds from issuance of common stock under ESPP	109	—
Payment of deferred financing costs	(352)	—
Net cash provided by (used in) financing activities	(243)	84,505
Net increase (decrease) in cash, cash equivalents and restricted cash	(536)	(79,422)
Cash, cash equivalents and restricted cash at beginning of period	32,634	145,851
Cash, cash equivalents and restricted cash at end of period	$32,098	$66,429
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$350,758
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$—	$9,457
Initial public offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$492
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$—	$3,283
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$41	$1,088
Deferred finance issuance costs included in accounts payable, accrued expenses and other current liabilities	$183	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,850	$61,181
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$32,098	$66,429

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

Liquidity and Going Concern

The Company has incurred significant losses from operations since its inception. As of June 30, 2025, the Company had an accumulated deficit of $267.9 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of June 30, 2025, of $205.0 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the six months ended June 30, 2025.

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$25,802	$25,802	$—	$—
U.S. government bonds	101,548	—	101,548	—
Government agency obligations	20,795	—	20,795	—
Corporate debt obligations	19,534	—	19,534	—
Commercial paper	32,755	—	32,755	—
Asset-backed securities	3,511	—	3,511	—
Total fair value of assets	$203,945	$25,802	$178,143	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$26,169	$26,169	$—	$—
U.S. government bonds	109,657	—	109,657	—
Government agency obligations	40,544	—	40,544	—
Corporate debt obligations	32,353	—	32,353	—
Commercial paper	30,349	—	30,349	—
Asset-backed securities	5,520	—	5,520	—
Foreign debt securities	2,498	—	2,498	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$248,382	$26,169	$220,921	$1,292

In addition, restricted cash of $5.2 million as of June 30, 2025 and December 31, 2024, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company’s investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) are Level 3 financial assets. Given the challenging financing environment for cell therapy companies in early clinical development as well as recent updates provided by Affini-T management, the Company determined the need to assess the equity value of its investments in Affini-T on June 30, 2025, considering potential alternative outcomes under a hybrid method. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). Using the PWERM, the equity value under scenarios including the sale of Affini-T, the liquidation of Affini-T, and Affini-T continuing as a going concern, were weighted based on an estimate of the probability of each event occurring. The Company recognized a loss related to the change in fair value of $1.3 million during the three and six months ended June 30, 2025. No adjustment was made to the value of the Company’s equity investment in Affini-T during the three and six months ended June 30, 2024.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$1,292	$8,521	$1,292	$8,521
Change in fair value included in other income (expense), net	(1,292)	—	(1,292)	—
Ending balance	$—	$8,521	$—	$8,521

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$25,802	$—	$—	$25,802
U.S. government bonds	101,235	313	—	101,548
Government agency obligations	20,713	82	—	20,795
Corporate debt obligations	19,544	4	(14)	19,534
Commercial paper	32,768	2	(15)	32,755
Asset-backed securities	3,512	—	(1)	3,511
Total	203,574	401	(30)	203,945
Less: amounts classified as cash equivalents	(25,802)	—	—	(25,802)
Total available-for-sale marketable securities	$177,772	$401	$(30)	$178,143

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,169	$—	$—	$26,169
U.S. government bonds	109,096	562	(1)	109,657
Government agency obligations	40,435	109	—	40,544
Corporate debt obligations	32,352	37	(36)	32,353
Commercial paper	30,324	31	(6)	30,349
Asset-backed securities	5,507	13	—	5,520
Foreign debt securities	2,498	—	—	2,498
Total	246,381	752	(43)	247,090
Less: amounts classified as cash equivalents	(26,169)	—	—	(26,169)
Total available-for-sale marketable securities	$220,212	$752	$(43)	$220,921

As of June 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 was $1.4 million and $1.6 million, respectively. The Company has not written off any accrued interest receivable during the three and six months ended June 30, 2025 and 2024.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$161,964	$162,266	$153,484	$153,893
Maturing in one to five years	15,808	15,877	66,728	67,028
Total available-for-sale marketable securities	$177,772	$178,143	$220,212	$220,921

5.
Long-Term Investments

Affini-T investment

In July 2024, pursuant to the terms of the Development, Option and License Agreement with Affini-T (the “Affini-T Agreement”), the Company received equity consideration of 933,650 shares of Affini-T common stock upon the achievement of a regulatory milestone related to the submission of drug master files to the Food and Drug Administration (“FDA”) in support of an IND application for Affini-T’s T-cell receptor-based therapy. Refer to Note 7, “Significant Agreements - Affini-T development, option and license agreement,” for further discussion of the Affini-T Agreement to perform research and development activities.

In August 2024, in connection with Affini-T’s Series B extension, the Company entered into a Joinder to Series B Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), pursuant to which the Company purchased 33,383 shares of Series B convertible preferred stock of Affini-T (the “Affini-T Series B Preferred Stock”) at a purchase price of $9.714 per share and received warrants to purchase up to 16,691 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of approximately $0.3 million. The Series B Purchase Agreement also provides for the purchase of up to an additional 16,691 shares of Affini-T Series B Preferred Stock at a purchase price of $9.714 per share and warrants to purchase up to 8,345 shares of common stock at an exercise price of $0.01 per share in a subsequent milestone closing (the “Milestone Closing”), upon Affini-T achieving certain milestone conditions. The Milestone Closing has not occurred as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

The Company is using the fair value method to account for its investments in Affini-T (see Note 3) with changes in fair value recorded within other income (expense), net in the condensed statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, the estimated fair value of its investments in Affini-T was $0.0 million and $1.3 million, respectively. The Company recognized a loss related to the change in fair value of $1.3 million during the three and six months ended June 30, 2025.

Vittoria investment

As of June 30, 2025 and December 31, 2024, the Company had an investment in shares of preferred stock of Vittoria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the six months ended June 30, 2025, and year ended December 31, 2024, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of June 30, 2025 and December 31, 2024, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued personnel related expenses	$4,060	$5,346
Accrued legal and professional services	1,014	931
Accrued research and development expenses	548	1,625
Accrued purchases of property and equipment	26	74
Other accrued liabilities	276	446
Total accrued expenses and other current liabilities	$5,924	$8,422

7.
Significant Agreements

Moderna strategic collaboration and license agreement

The Company was previously party to a Strategic Collaboration and License Agreement with ModernaTX, Inc. (“Moderna”) (the “Moderna Agreement”), entered into in October 2021. Pursuant to the terms of the Moderna Agreement, the Company and Moderna collaborated on the research and development of in vivo genome editing therapies directed at certain targets and the commercialization of such genome editing therapies. In connection with the Moderna Agreement, during the three and six months ended June 30, 2024, the Company recognized $15.9 million and $18.7 million, respectively, of collaboration revenue, which was included in deferred revenue as of December 31, 2023. As of June 30, 2024, deferred revenue related to the Moderna Agreement was zero.

As previously announced, on April 26, 2024, the Company and Moderna mutually terminated the Moderna Agreement (the “Termination”). The Moderna Agreement was terminated pursuant to a Mutual Termination Agreement (the “Termination Agreement”), dated as of April 26, 2024, by and between the Company and Moderna. As a result of the Termination, the Company regained full development and commercialization rights to its wholly-owned base editing and RNA-mediated integration systems that were subject to the Moderna Agreement. As of June 30, 2025 and December 31, 2024, there were no remaining unsatisfied performance obligations under the Moderna Agreement and the Company’s accounts receivable, deferred revenue and collaboration advance balances related to Moderna were zero.

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

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of June 30, 2025, the Company has received a total of $7.8 million from Affini-T related to reimbursable expenses. Additionally, the Company is eligible to receive (i) up to $18.8 million in future developmental milestone payments depending on the completion of or the number of patients dosed in, the relevant human clinical trial, or the initiation of a pivotal trial, and $40.6 million in future regulatory approval milestone payments, which include regulatory approvals in the U.S. and other markets for licensed products directed to a pre-specified target if options for both exclusive and non-exclusive licenses are exercised with respect to such target, (ii) up to $250.0 million in sales-based milestones for aggregate sales of all licensed products directed to a given pre-specified target and (iii) royalties ranging from a low-single digit to high-single digit percentage of worldwide annual net sales of licensed products.

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

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimates what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represent variable consideration, and were constrained at the effective date to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. In July 2024, the Company included previously constrained additional equity consideration related to the regulatory milestone with an estimated fair value of $1.6 million in the transaction price, resulting in an increase to variable consideration. As of June 30, 2025 and December 31, 2024, future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. In addition, the equity consideration related to the regulatory milestone was also excluded from the estimated total transaction price as of December 31, 2023, as it was also considered constrained. The transaction price is reevaluated in each reporting period and as changes in circumstances occur. The Company recognizes revenue each reporting period based on the measure of progress using an estimated cost-based input method.

The Company recognized collaboration revenue of $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the accounts receivable balance, net of allowance for doubtful accounts, was zero. We recorded a receivable of $0.3 million related to an option exercise payment and services performed, which was fully reserved. As of December 31, 2024, the accounts receivable balance was $0.2 million related to services performed. There was no contract asset related to services performed as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, deferred revenue related to the Affini-T Agreement was $0.1 million and $0.2 million, respectively. The value of the transaction price allocated to the remaining unsatisfied portion of the performance obligation was approximately $0.4 million as of June 30, 2025, which the Company expects to recognize as revenue over the next four-to-five years.

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

The Company has the exclusive option to co-develop and co-commercialize the licensed products under a drug discovery program (the “Co-Co Option”) with Ionis. The Co-Co Option may be exercised for (a) the initial Wave 1 target (“Target 1”), (b) no more than one of the other three discovery programs for the Wave 1 targets, and (c) no more than two drug discovery programs for the Wave 2 targets that become collaboration targets. If the Company exercises the Co-Co Option for a particular drug discovery program, that drug discovery program will automatically be deemed a “Co-Co Program,” all corresponding licensed products be deemed “Co-Co Products,” the Company will be obligated to pay Ionis an option exercise fee, and the parties will enter into a separate co-development and co-commercialization agreement. The Co-Co Option exercise fee will equal 50% of Ionis’ internal costs and out-of-pocket costs incurred in the conduct of the drug discovery activities prior to the exercise of the Co-Co Option and be reduced by 50% of the Company’s corresponding costs incurred. Future development and commercialization costs will be shared equally. The Company may elect to reduce its cost-share percentage anywhere between 50% and 25% on a go-forward basis, provided the Company will continue to bear 50% of the costs of any clinical trials ongoing at the time of the election through the completion of the clinical trials.

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of June 30, 2025, the Company received a total of $1.6 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of June 30, 2025, the Company received a total of $5.0 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of June 30, 2025 and December 31, 2024. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of June 30, 2025 and December 31, 2024. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $8.2 million and $12.2 million for the three and six months ended June 30, 2025, respectively, of which $7.5 million and $9.9 million, respectively, was included in deferred revenue as of December 31, 2024. The Company recognized collaboration revenue of $3.1 million and $11.1 million for the three and six months ended June 30, 2024, respectively, of which $1.8 million and $9.9 million, respectively, was included in deferred revenue as of December 31, 2023. As of June 30, 2025 and December 31, 2024, deferred revenue related to the Ionis Agreement was $22.4 million and $32.8 million, respectively. As of June 30, 2025 and December 31, 2024, the accounts receivable balance was $0.9 million and $1.1 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $28.6 million as of June 30, 2025, which the Company expects to recognize as revenue over the next two to three years.

8.
Commitments and Contingencies

Operating leases

For more information about the Company’s Operating Leases, see Note 8, “Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2024.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action, which motion is currently pending. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Common Stock

The amended and restated certificate of incorporation authorizes the Company to issue 500,000,000 shares of common stock. Each share of common stock is entitled to cast one vote. The holders of common stock are also entitled to receive distributions whenever funds are legally available and when declared by the Company’s board of directors (the “Board”). No distributions have been declared from inception to date.

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

The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of its common stock under the ATM Sales Agreement. As of June 30, 2025, no shares have been sold under the ATM Sales Agreement.

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

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	456,435	$24.54
Vested	(175,160)	16.71
Forfeited	(48,971)	19.33
Outstanding as of June 30, 2025	232,304	$31.53

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	3,436,430	$9.54
Granted	1,297,018	1.43
Forfeited/Expired	(345,071)	10.17
Outstanding as of June 30, 2025	4,388,377	$7.09
Exercisable as of June 30, 2025	890,553	$10.75

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	465,857	$9.30
Granted	343,075	1.32
Vested	(88,299)	10.82
Forfeited	(35,889)	8.05
Outstanding as of June 30, 2025	684,744	$5.17

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$1,414	$2,304	$2,694	$6,302
General and administrative expenses	1,807	2,208	3,455	3,267
Total	$3,221	$4,512	$6,149	$9,569

As of June 30, 2025, there was $7.5 million unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.5 years, $14.8 million unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years and $3.4 million unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.4 years.

11.
Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of developing curative therapeutics for patients using the Company’s proprietary, comprehensive metagenomics-derived genome editing toolbox. All of the Company’s long-lived assets are located in the U.S. All revenue presented relate to contracts with customers located in the U.S. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information for purposes of evaluating financial performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM assesses performance and decides how to allocate resources based on net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended June 30,
	2025	2024
Collaboration revenue:
Ionis	$8,202	$3,079
Moderna	—	15,947
Affini-T	286	982
Other	25	—
Total collaboration revenue	8,513	20,008
Operating expenses:
Employee-related expenses	10,119	12,767
Facilities and overhead costs	7,667	8,194
Professional services and consulting	2,549	3,062
Research and development supplies and services	5,944	8,336
Stock-based compensation expense	3,221	4,512
Total operating expenses	29,500	36,871
Operating loss	(20,987)	(16,863)
Other income (expense):
Interest and other	2,415	3,925
Change in fair value of long-term investments	(1,292)	—
Benefit (provision) for income taxes	(44)	2,199
Net loss	$(19,908)	$(10,739)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(19,908)	$(10,739)	$(44,947)	$(35,887)
Denominator:
Weighted-average common shares outstanding	37,428,365	37,462,788	37,408,084	29,657,249
Less: Weighted-average unvested shares of common stock	(271,386)	(837,497)	(319,701)	(755,850)
Weighted-average common shares outstanding—basic and diluted	37,156,979	36,625,291	37,088,383	28,901,399
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.29)	$(1.21)	$(1.24)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Restricted stock subject to future vesting	684,744	767,209
Options to purchase common stock	4,388,377	3,510,011
Restricted stock units	232,304	498,490
Total	5,305,425	4,775,710

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

In rodent and NHP studies designed to support MGX-001, we demonstrated significantly higher FVIII activity levels using this bioengineered FVIII construct compared to wild type B-domain deleted FVIII construct, despite similar integration frequencies. These data suggested that incorporating the bioengineered FVIII construct into MGX-001 may enable therapeutic levels of FVIII activity at lower AAV doses, potentially resulting in MGX-001 having improved safety characteristics. Emerging data relating to MGX-001 from additional NHPs using this bioengineered FVIII construct has, to date, demonstrated FVIII activity higher than expected. While we have not received all of the data from the studies, we have commenced additional studies and may consider alternatives to this bioengineered FVIII construct. Based on the current information, we plan to conduct pre-IND and ex-U.S. regulatory meetings in the second half of 2025 and submit IND and clinical trial application (“CTA”) submissions in 2026. For more information regarding the risks related to our IND submission and timelines, see “Risks Related to Business, Technology, and Industry” described in Part II, Item 1A, Risk Factors herein.

Secreted Protein Deficiencies

Building on our lead hemophilia A program, we are advancing additional wholly owned therapeutic candidates targeting secreted protein deficiencies, leveraging the MGX-001 editing system as a blueprint, with the goal of achieving targeted and durable protein replacement. We plan to demonstrate NHP proof-of-concept for our lead secreted protein deficiency target in 2025 and nominate our development candidate in 2026.

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

Nucleases

To date, we have identified thousands of novel CRISPR nucleases, expanding the collection of known programmable nucleases by mining our proprietary metagenomics database. This allows us to potentially select the ideal nuclease for targeting any given gene in a site-specific manner, overcoming a major limitation of first-generation CRISPR/Cas9 systems. We recently demonstrated technological advancements to address unmet needs for therapeutic applications of in vivo gene editing beyond the liver using our novel nucleases, including single-AAV delivery to a central nervous system (“CNS”) target, a key milestone towards addressing neurological disorders. We achieved in vivo proof-of-concept for CNS editing with a single blood-brain-barrier penetrating AAV, which may enable treatments with systemic injections and provide a more tolerable treatment for patients. Furthermore, based on data generated to date, we believe our SMall Arginine-Rich sysTems (“SMART”) genome editing systems, which are small enough to be packaged into standard AAV vectors, even when additional effector domains are included for base editing, potentially enable a differentiated therapeutic approach for extrahepatic targets.

Base Editors

Our nucleases can be leveraged as a chassis by adding on additional effector enzymes to create base editors capable of single nucleotide changes in the genome. In October 2024, we demonstrated that our novel Adenine Base Editors (“ABEs”) are potentially targetable to over 95% of the human genome’s base pairs, a significantly wider range of sites than first-generation SpCas9 base editors. Our ABE platform achieved greater than 90% editing efficiency simultaneously at seven genomic targets in primary T-cells, confirming its highly efficient application for multiplex gene editing. The ABE platform demonstrated highly specific on-target deamination with no detectable translocations and no significant genome composition differences, and the platform demonstrated no adverse effects on cell viability, expansion or other measures of cell health.

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

CAST systems are a class of genome editing systems that provide directed and programmable genomic integration of large DNA templates (>10,000 base pairs). We recently achieved in vitro proof-of-concept for large gene integration using our potentially industry leading, compact CAST technology. In March 2025, we published our latest findings in Nature Communications describing our novel, compact CAST systems, which demonstrated integration of a large, therapeutically relevant gene into the genome of human cells.

Initial Public Offering

On February 13, 2024, we completed our initial public offering (“IPO”) in which we issued 6,250,000 shares of our common stock at a price to the public of $15.00 per share. We received net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million.

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of June 30, 2025, no shares have been sold under the ATM Sales Agreement.

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

Recent Developments

In July 2025, Sarah Noonberg, M.D., Ph.D., tendered her resignation as the Company’s Chief Medical Officer, effective August 22, 2025.

Additionally, in July 2025, the Board approved the formation of a new committee of the Board, the Research and Development Committee (the “R&D Committee”), to assist with the Board’s oversight of the Company’s research and development activities, advise the Board with respect to strategic and tactical scientific and clinical considerations, and periodically report to the Board on matters related to the Company’s research and development initiatives. The R&D Committee is currently comprised of Willard Dere, Jian Irish, Laurence Reid, and Brian Thomas.

Macroeconomic Trends

Unfavorable conditions in the economy in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, new laws and regulations enacted by the Trump administration, including, but not limited to, the recently enacted One Big Beautiful Bill Act (the “OBBBA”), economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations, but we continue to monitor these developments closely. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Collaboration and License Agreements

As part of our strategy, we have entered into collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using our genome editing technologies. In October 2021, we entered into a Strategic Collaboration and License Agreement (the “Moderna Agreement”) with ModernaTX, Inc. (“Moderna”), focused on advancing new genome editing system for in vivo human therapeutic applications, and in April 2024, we and Moderna mutually terminated the Moderna Agreement. Refer to Note 7, “Significant Agreements,” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $8.5 million and $12.6 million for the three and six months ended June 30, 2025, respectively, and $20.0 million and $31.2 million for the three and six months ended June 30, 2024, respectively.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We expect that our research and development expenses will increase substantially as we advance our programs through their planned preclinical and clinical development.

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

We anticipate that our general and administrative expenses will increase in the future to support our increased research and development activities. We also expect to continue to incur costs associated with being a public company and maintaining controls over financial reporting, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Total Other Income, Net

Total other income, net, includes interest income from our investments in available-for-sale marketable securities and changes in the fair value of our investments in Affini-T.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
Collaboration revenue	$8,513	$20,008	$(11,495)	$12,640	$31,167	$(18,527)
Operating expenses:
Research and development	22,507	28,320	(5,813)	47,649	59,759	(12,110)
General and administrative	6,993	8,551	(1,558)	13,798	17,303	(3,505)
Total operating expenses	29,500	36,871	(7,371)	61,447	77,062	(15,615)
Loss from operations	(20,987)	(16,863)	(4,124)	(48,807)	(45,895)	(2,912)
Other income (expense):
Interest income	2,485	3,976	(1,491)	5,372	7,910	(2,538)
Change in fair value of long-term investments	(1,292)	—	(1,292)	(1,292)	—	(1,292)
Other expense, net	(70)	(51)	(19)	(78)	(101)	23
Total other income, net	1,123	3,925	(2,802)	4,002	7,809	(3,807)
Net loss before provision for income taxes	(19,864)	(12,938)	(6,926)	(44,805)	(38,086)	(6,719)
Benefit (provision) for income taxes	(44)	2,199	(2,243)	(142)	2,199	(2,341)
Net loss	$(19,908)	$(10,739)	$(9,169)	$(44,947)	$(35,887)	$(9,060)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
Ionis	$8,202	$3,079	$5,123	$12,176	$11,144	$1,032
Moderna	—	15,947	(15,947)	—	18,742	(18,742)
Affini-T	286	982	(696)	439	1,281	(842)
Other	25	—	25	25	—	25
Total collaboration revenue	$8,513	$20,008	$(11,495)	$12,640	$31,167	$(18,527)

Collaboration revenue decreased by $11.5 million for the three months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to a $15.9 million decrease in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue during the year ended December 31, 2024 as a result of the Termination Agreement and a $0.7 million decrease in revenue related to the Affini-T Agreement, partially offset by a $5.1 million increase in revenue related to the Ionis Agreement.

Collaboration revenue decreased by $18.5 million for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to a $18.7 million decrease in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue during the year ended December 31, 2024 as a result of the Termination Agreement and a $0.8 million decrease in revenue related to the Affini-T Agreement, partially offset by a $1.0 million increase in revenue related to the Ionis Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
Employee-related expenses	$8,237	$10,478	$(2,241)	$17,619	$21,119	$(3,500)
Facilities and overhead costs	6,185	6,381	(196)	12,364	12,590	(226)
Professional services and consulting	727	831	(104)	1,587	1,724	(137)
Research and development supplies and services	5,944	8,326	(2,382)	13,385	18,024	(4,639)
Stock-based compensation	1,414	2,304	(890)	2,694	6,302	(3,608)
Total research and development expense	$22,507	$28,320	$(5,813)	$47,649	$59,759	$(12,110)

Research and development expenses decreased $5.8 million for the three months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to decreases of $2.4 million in research and development supplies and services, $2.2 million in employee-related expenses, and $0.9 million in stock-based compensation expense.

Research and development expenses decreased $12.1 million for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to decreases of $4.6 million in research and development supplies and services, $3.6 million in stock-based compensation expense, and $3.5 million in employee-related expenses.

General and Administrative Expenses

General and administrative expenses decreased $1.6 million for the three months ended June 30, 2025, as compared to the corresponding prior year period, primarily related to decreases of $0.4 million in professional services and consulting costs, $0.4 million in employee-related expenses, $0.4 million in stock-based compensation expense, and $0.3 million in facilities and overhead costs.

General and administrative expenses decreased $3.5 million for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily related to decreases of $1.7 million in professional services and consulting costs, $1.1 million in employee-related expenses, and $0.9 million in facilities and overhead costs.

Total Other Income, Net

Total other income, net, decreased $2.8 million and $3.8 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, primarily due to the $1.3 million loss recorded for the three and six months ended June 30, 2025, for the change in fair value of our long term investment in Affini-T and a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through June 30, 2025, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of June 30, 2025, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and $44.9 million and $35.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $267.9 million.

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

As of June 30, 2025, we had $205.0 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(44,093)	$(56,159)
Net cash provided by (used in) investing activities	43,800	(107,768)
Net cash provided by (used in) financing activities	(243)	84,505
Net decrease in cash, cash equivalents and restricted cash	$(536)	$(79,422)

Cash Flows from Operating Activities

Net cash used in operating activities was $44.1 million for the six months ended June 30, 2025, and consisted primarily of our net loss of $44.9 million and changes in our net operating assets and liabilities of $10.2 million, offset by net non-cash charges of $11.1 million. The net change in operating assets and liabilities consisted primarily of a decrease of $10.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $2.5 million in accrued expenses and other current liabilities, and a decrease of $2.8 million in operating lease liabilities, partially offset by a decrease of $2.7 million in prepaid expenses and other current assets and an increase of $2.3 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $6.1 million in stock-based compensation expense, $2.7 million of depreciation expense, $2.7 million in non-cash lease expense, $1.3 million change in fair value related to our investment in Affini-T, partially offset by $1.8 million in accretion of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the six months ended June 30, 2024, was $56.2 million and consisted primarily of our net loss of $35.9 million and changes in our net operating assets and liabilities of $31.7 million, partially offset by net non-cash charges of $11.4 million. The changes in our net operating assets and liabilities consisted primarily of a decrease of $29.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a $0.3 million increase in accrued expenses and other liabilities primarily related to payout of the 2024 annual bonus, and a $0.3 million increase in prepaid expenses and other assets, offset by an increase of $1.7 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $9.6 million in stock-based compensation expense, $2.3 million in non-cash lease expense, and $2.6 million of depreciation expense, partially offset by $3.2 million in amortization of discounts on available-for-sale marketable securities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025, was $43.8 million primarily due to net maturities of available-for-sale marketable securities of $44.2 million.

Net cash used in investing activities for the six months ended June 30, 2024, was $107.8 million due to net purchases of available-for-sale marketable securities of $106.2 million and purchases of property and equipment of $1.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025, was $0.2 million primarily due to a payment of deferred financing costs.

Net cash provided by financing activities for the six months ended June 30, 2024, was $84.5 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the six months ended June 30, 2025, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings, refer to Note 8, “Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Condensed Financial Statements (unaudited)” in Item 1 and “We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention” in Item 1A of this Quarterly Report on Form 10-Q which information is incorporated by reference herein.

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
•
We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention. Such lawsuits could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our financial position, results of operations or cash flows.
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

Since inception, we have incurred significant operating losses. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and for the six months ended June 30, 2025 and 2024, our net losses were $44.9 million and $35.9 million, respectively. As of June 30, 2025, we had an accumulated deficit of $267.9 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In connection with the Shelf Registration Statement, we entered into the ATM Sales Agreement, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, in ATM offerings, having an aggregate offering price of up to $75.0 million. As of June 30, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of June 30, 2025, our cash, cash equivalents and available-for-sale marketable securities were $205.0 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. In recent years, many such changes have been made, including the recently enacted OBBBA, and additional changes are likely to continue to occur in the future. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND application and finalizing the trial design based on discussions with the FDA. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. For example, emerging data relating to our hemophilia A development candidate, MGX-001, from our NHP studies using our bioengineered B-domain deleted FVIII construct has, to date, demonstrated both high activity as well as high variability related to FVIII. While we have not received all of the data from the studies, we have commenced additional studies and may consider alternatives to this bioengineered FVIII construct. While we are planning to achieve our IND submission timelines, the need to conduct additional studies and/or consider alternatives to bioengineered FVIII, the risks described above relating to the FDA submission process, coupled with the uncertain regulatory environment in the Unites States, could delay our current expected IND submission timelines.

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

To date, we have not evaluated any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. Product candidates we may develop may be associated with undesirable side effects, unexpected characteristics or other serious adverse events, including off-target cuts of DNA, or the introduction of cuts in DNA at locations other than the target sequence. These off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There is also the potential risk of delayed adverse events following exposure to genome editing therapy due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with genome editing products include an immunologic reaction after administration which could substantially limit the effectiveness of the treatment. If any of our genome editing technologies demonstrate a similar effect, we may decide or be required to halt or delay preclinical development or clinical development of any product candidates we may develop. In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our preclinical studies or clinical trials could be delayed, suspended or terminated. There can be no assurance that our genome editing technologies will not cause severe or undesirable side effects.

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

Amongst publicly traded peers, there are several companies utilizing CRISPR/Cas technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG and Intellia Therapeutics, Inc. Several additional companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc., and Cellectis Inc. utilize alternative nuclease-based genome editing technologies, including zinc finger nucleases (“ZFNs”), engineered meganucleases and transcription-activator like effector nucleases (“TALENs”). Beam Therapeutics and Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) utilize base editing technology. Prime Medicine utilizes prime editing technology.

In addition, Tessera Therapeutics, Inc. has announced their work in recombinase DNA and RNA gene writers, although, as a privately-held company, less is known publicly about their science or portfolio. Other companies such as nChroma Bio and Tune Therapeutics, Inc. are focused on epigenetic editing. In addition, we face competition from companies utilizing gene therapy, oligonucleotides and cell therapy therapeutic approaches.

Several private companies such as Arbor Biotechnologies, Inc., Scribe Therapeutics Inc., and Mammoth Biosciences, Inc. are actively searching for novel genome editing components and have reported the discovery of new DNA-cutting enzymes. Other companies are active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including Recode Therapeutics, Inc., Verve Therapeutics, Inc. (acquired by Eli Lilly and Company), Generation Bio Co. and Beam Therapeutics, among others.

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

Significant outbreaks of contagious diseases and other adverse public health developments could have a material impact on our business operations and operating results. As a result of public health crises that may arise, we may experience disruptions that could adversely impact our operations, research and development, and as we continue developing, any preclinical studies, clinical trials and manufacturing activities we may conduct, some of which may include:

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

The Trump Administration has also issued several Executive Orders on drug pricing. On April 15, 2025, the Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration also published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in June 2022, we entered into a Development, Option and License Agreement with Affini-T Therapeutics, Inc. (“Affini-T”) to develop and commercialize gene edited TCR-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide, and in November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under these agreements, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain regulatory approval and marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•
the civil FCA prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
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
•
federal transparency laws, including the federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. This information is subsequently made publicly available in a searchable format on a Centers for Medicare & Medicaid Services (“CMS”) website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

We are highly dependent on Brian C. Thomas, our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Dr. Thomas and such other principal members are engaged “at will,” meaning we or they may terminate the relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. For us to successfully compete and grow, we must recruit, retain, and develop talent who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human capital capable of maintaining continuity in our business.

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

We may fail to manage our growth effectively. As of June 30, 2025, we had 171 full-time employees, of which 61 have M.D. or Ph.D. degrees. Within our workforce, 144 employees are engaged in research and development and 27 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, reduced staffing, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including substantial leadership changes, personnel cuts, and policy changes, may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modifications in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Further, PTE may only be applied once per product, and only with respect to an approved indication. In other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing genome editing systems. Our genome editing systems make use of CRISPR-based technology, which is a field that is highly active for patent filings and complex litigation. As of July 2025, it was reported that approximately 21,000 patent families worldwide cover CRISPR related inventions and their uses. That number has continued to increase. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our genome editing systems and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our genome editing systems. We are aware of multiple patents and patent applications directed to CRISPR technologies, Cas molecules, and their uses in genome editing. For example, we are aware of patent portfolios related to CRISPR/Cas genome editing systems that are owned or co-owned by Sigma Aldrich, Stanford University and Agilent Technologies, the Broad Institute and/or Harvard University and/or the Massachusetts Institute of Technology (“MIT”), and Targetgene Biotechnologies. We are also aware of patent portfolios related to base editing systems that are owned or co-owned by Beam Therapeutics, the Broad Institute and/or Harvard University and/or MIT, the University of California, Duke University, Kobe University, the Max Planck Institute, Wageningen University, ASC Therapeutics Inc, CRISPR Therapeutics, Bayer Healthcare LLC, Board of Regents of The University of Texas System and Bioray Laboratories. We are also aware of patent portfolios related to CRISPR associated transposase/retro-transposase (“CAST”) systems that are owned or co-owned by the Broad Institute, Arbor Biotechnologies, and the University of Rochester.

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

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff, and the lead plaintiff filed an amended complaint on April 4, 2025. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action, which motion is currently pending. We intend to defend vigorously against this litigation.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred, and continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

For example, we may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of June 30, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of June 30, 2025, 37,533,136 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, the respective rules and regulations promulgated thereunder or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•
create a classified Board whose members serve staggered three-year terms;
•
specify that special meetings of our stockholders can be called only by our Board;
•
prohibit stockholder action by written consent;
•
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board;
•
provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum;
•
provide that our directors may be removed only for cause;
•
specify that no stockholder is permitted to cumulate votes at any election of directors;
•
expressly authorized our Board to make, alter, amend or repeal our amended and restated bylaws; and
•
require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On August 11, 2025, the Board, based in part upon the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Laurence Reid, Ph.D., to serve as a director of the Board, effective as of August 11, 2025 (the “Effective Date”). Dr. Reid will serve as a Class I director with a term expiring at the Company’s 2028 Annual Meeting of Stockholders, once his successor is duly elected and qualified, or until his earlier resignation, death or removal. As of the Effective Date, Dr. Reid will serve as a member of the Research and Development Committee of the Board.

Dr. Reid, 62, has served as chairperson of the board of directors of Broken String Biosciences Limited, a privately held biotechnology company, since August 2024. Dr. Reid has also served on the boards of directors of KalVista Pharmaceuticals, Inc., a publicly traded biotechnology company, since November 2024 and Stratus Therapeutics, Inc. (formerly Garuda Therapeutics, Inc.), a privately held biotechnology company, since November 2021. Previously, he served as president and chief executive officer of Decibel Therapeutics, Inc., a publicly traded biotechnology company, from January 2020 to November 2023. From December 2019 to November 2020, Dr. Reid was an entrepreneur in residence at Third Rock Ventures LLC, a venture capital firm. From March 2015 to October 2018, he served as chief executive officer of Warp Drive Bio, LLC, a privately held biotechnology company, until the company’s acquisition by Revolution Medicines, Inc. Prior to that, he served as chief business officer of Alnylam Pharmaceuticals, Inc., a publicly traded biotechnology company, from June 2010 to December 2014, and at Ensemble Discovery Corporation, a privately held biopharmaceutical company, from January 2006 to June 2010. From 1993 to 2003, Dr. Reid was General Manager at Millennium Pharmaceuticals, Inc., which is now part of Takeda Pharmaceutical Company Limited. Dr. Reid received a B.A. in natural sciences from Cambridge University and a Ph.D. in biochemistry from King’s College, London University.

The Board has determined that Dr. Reid is independent under the applicable Nasdaq listing rules. There are no arrangements or understandings between Dr. Reid and any other person pursuant to which he was selected as a director. There are no related party transactions between the Company and Dr. Reid (or any of his immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Dr. Reid does not have any family relationships with any of the Company’s directors or executive officers.

In accordance with the Company’s non-employee director compensation policy (the “Director Compensation Policy”), the Company will pay Dr. Reid annual retainers for his service on the Board and committees thereof. In addition, on September 2, 2025 (the “Grant Date”), pursuant to the Director Compensation Policy, Dr. Reid will be granted a one-time non-statutory stock option to purchase 42,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), under the Company’s 2024 Stock Option and Incentive Plan, at an exercise price per share equal to the closing price per share of the Common Stock on the Grant Date (the “Initial Option Grant”). The Initial Option Grant shall vest over three years, with 33% vesting on the first anniversary of the Grant Date and the remaining 67% vesting in 24 equal monthly installments thereafter, subject to Dr. Reid’s continued service on the Board.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2025, no director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Metagenomi, Inc.

Date: August 12, 2025	By:	/s/ Brian C. Thomas
Brian C. Thomas, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)