Form 10-Q
period 2025-09-30
Metagenomi, Inc.
filed 2025-11-12
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had [0] shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,773	$27,386
Available-for-sale marketable securities	151,341	220,921
Accounts receivable	960	1,257
Prepaid expenses and other current assets	4,746	8,396
Total current assets	189,820	257,960
Property and equipment, net	13,895	17,740
Long-term investments	2,154	3,447
Operating lease right-of-use assets	36,011	39,917
Other assets	809	287
Restricted cash	5,248	5,248
Total assets	$247,937	$324,599
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,215	$533
Accrued expenses and other current liabilities	9,897	8,422
Current portion of operating lease liabilities	5,571	5,592
Deferred revenue	12,900	22,762
Total current liabilities	29,583	37,309
Non-current portion of operating lease liabilities	36,092	40,186
Deferred revenue, non-current	1,896	10,237
Other non-current liabilities	1,919	2,010
Total liabilities	69,490	89,742
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,546,751 and 37,418,470 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in-capital	466,414	457,146
Accumulated other comprehensive income	371	709
Accumulated deficit	(288,342)	(223,002)
Total stockholders’ equity	178,447	234,857
Total liabilities and stockholders’ equity	$247,937	$324,599

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$8,659	$11,514	$21,299	$42,681
Operating expenses:
Research and development	25,283	26,256	72,932	86,015
General and administrative	6,215	7,641	20,013	24,944
Total operating expenses	31,498	33,897	92,945	110,959
Loss from operations	(22,839)	(22,383)	(71,646)	(68,278)
Other income (expense):
Interest income	2,214	3,616	7,586	11,526
Change in fair value of long-term investments	—	(2,055)	(1,292)	(2,055)
Other expense, net	(2)	(57)	(80)	(158)
Total other income (expense), net	2,212	1,504	6,214	9,313
Net loss before provision for income taxes	(20,627)	(20,879)	(65,432)	(58,965)
Benefit from income taxes	234	2,106	92	4,305
Net loss	$(20,393)	$(18,773)	$(65,340)	$(54,660)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	(1)	1,904	(338)	1,736
Comprehensive loss	$(20,394)	$(16,869)	$(65,678)	$(52,924)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.51)	$(1.76)	$(1.73)
Weighted average common shares outstanding, basic and diluted	37,349,449	36,766,309	37,176,361	31,601,825

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	—	—	11,371	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	—	—	37,382,478	4	460,074	621	(248,041)	212,658
Vesting of restricted stock units	—	—	76,928	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	—	—	75,338	—	109	—	—	109
Forfeiture of unvested common stock	—	—	(1,608)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,221	—	—	3,221
Other comprehensive income	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(19,908)	(19,908)
BALANCE—June 30, 2025	—	—	37,533,136	4	463,404	372	(267,949)	195,831
Vesting of restricted stock units	—	—	31,575	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(17,960)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,010	—	—	3,010
Other comprehensive income	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(20,393)	(20,393)
BALANCE—September 30, 2025	—	$—	37,546,751	$4	$466,414	$371	$(288,342)	$178,447

continued on next page

Metagenomi, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
BALANCE—December 31, 2023	41,813,375	$350,758	3,404,585	$—	$9,457	$(97)	$(144,944)	$(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Forfeiture of unvested common stock	—	—	(6,841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,057	—	—	5,057
Other comprehensive loss	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(25,148)	(25,148)
BALANCE—March 31, 2024	—	—	37,468,078	4	445,999	(278)	(170,092)	275,633
Forfeiture of unvested common stock	—	—	(8,225)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(10,739)	(10,739)
BALANCE—June 30, 2024	—	—	37,459,853	4	450,511	(265)	(180,831)	269,419
Vesting of restricted stock units	—	—	20,361	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(47,382)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,223	—	—	3,223
Other comprehensive income	—	—	—	—	—	1,904	—	1,904
Net loss	—	—	—	—	—	—	(18,773)	(18,773)
BALANCE—September 30, 2024	—	$—	37,432,832	$4	$453,734	$1,639	$(199,604)	$255,773

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(65,340)	$(54,660)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,159	12,792
Depreciation	4,017	3,946
Loss on fixed assets write-off	181	290
Non-cash lease expense	3,936	3,432
Accretion of premiums and discounts on available-for-sale marketable securities	(2,530)	(4,827)
Amortization of non-cash collaboration revenue	(212)	(1,613)
Change in fair value of long-term investments	1,292	2,055
Changes in operating assets and liabilities:
Accounts receivable	297	1,862
Prepaid expenses and other assets	3,827	(1,159)
Accounts payable	708	1,464
Income tax payable	—	(3,266)
Deferred revenue and collaboration advance	(17,991)	(38,366)
Accrued expenses and other current liabilities	1,547	(575)
Operating lease liabilities	(4,146)	(2,168)
Other non-current liabilities	(91)	(2,004)
Net cash used in operating activities	(65,346)	(82,797)
Cash flows from investing activities
Purchases of property and equipment	(489)	(2,780)
Proceeds from sale of property and equipment	37	—
Purchases of available-for-sale marketable securities	(46,859)	(293,755)
Maturities of available-for-sale marketable securities	118,474	180,157
Purchases of long-term investments	—	(324)
Net cash provided by (used in) investing activities	71,163	(116,702)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	84,013
Proceeds from issuance of common stock under the equity incentive plan and ESPP	109	—
Payment of deferred financing costs	(539)	—
Net cash provided by (used in) financing activities	(430)	84,013
Net increase (decrease) in cash, cash equivalents and restricted cash	5,387	(115,486)
Cash, cash equivalents and restricted cash at beginning of period	32,634	145,851
Cash, cash equivalents and restricted cash at end of period	$38,021	$30,365
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$350,758
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$—	$9,457
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$—	$3,283
Common shares of Affini-T received for collaboration revenue	$—	$1,632
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$72	$271
Deferred finance issuance costs included in accounts payable, accrued expenses and other current liabilities	$2	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,773	$25,117
Restricted cash	5,248	5,248
Cash, cash equivalents and restricted cash at end of period	$38,021	$30,365

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

Liquidity and Going Concern

The Company has incurred significant losses from operations since its inception. As of September 30, 2025, the Company had an accumulated deficit of $288.3 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of September 30, 2025, of $184.1 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the nine months ended September 30, 2025.

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$31,730	$31,730	$—	$—
U.S. government bonds	77,712	—	77,712	—
Government agency obligations	20,853	—	20,853	—
Corporate debt obligations	19,634	—	19,634	—
Commercial paper	29,636	—	29,636	—
Asset-backed securities	3,506	—	3,506	—
Total fair value of assets	$183,071	$31,730	$151,341	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$26,169	$26,169	$—	$—
U.S. government bonds	109,657	—	109,657	—
Government agency obligations	40,544	—	40,544	—
Corporate debt obligations	32,353	—	32,353	—
Commercial paper	30,349	—	30,349	—
Asset-backed securities	5,520	—	5,520	—
Foreign debt securities	2,498	—	2,498	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$248,382	$26,169	$220,921	$1,292

In addition, restricted cash of $5.2 million as of September 30, 2025 and December 31, 2024, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company had investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5) which were Level 3 financial assets. The equity value of the investments in Affini-T were determined under a fair-value hybrid method with the changes in fair value recorded within other income (expense), net. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). As of September 30, 2025 and December 31, 2024, the estimated fair value of investments in Affini-T was zero and $1.3 million, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$8,521	$1,292	$8,521
Fair value of investment received as collaboration consideration	—	1,632	—	1,632
Fair value of investment purchased in preferred stock purchase agreement	—	324	—	324
Change in fair value included in other income (expense), net	—	(2,055)	(1,292)	(2,055)
Ending balance	$—	$8,422	$—	$8,422

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,730	$—	$—	$31,730
U.S. government bonds	77,452	260	—	77,712
Government agency obligations	20,768	85	—	20,853
Corporate debt obligations	19,626	11	(3)	19,634
Commercial paper	29,619	17	—	29,636
Asset-backed securities	3,505	1	—	3,506
Total	182,700	374	(3)	183,071
Less: amounts classified as cash equivalents	(31,730)	—	—	(31,730)
Total available-for-sale marketable securities	$150,970	$374	$(3)	$151,341

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,169	$—	$—	$26,169
U.S. government bonds	109,096	562	(1)	109,657
Government agency obligations	40,435	109	—	40,544
Corporate debt obligations	32,352	37	(36)	32,353
Commercial paper	30,324	31	(6)	30,349
Asset-backed securities	5,507	13	—	5,520
Foreign debt securities	2,498	—	—	2,498
Total	246,381	752	(43)	247,090
Less: amounts classified as cash equivalents	(26,169)	—	—	(26,169)
Total available-for-sale marketable securities	$220,212	$752	$(43)	$220,921

As of September 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 was $1.3 million and $1.6 million, respectively. The Company has not written off any accrued interest receivable during the three and nine months ended September 30, 2025 and 2024.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$148,969	$149,333	$153,484	$153,893
Maturing in one to five years	2,001	2,008	66,728	67,028
Total available-for-sale marketable securities	$150,970	$151,341	$220,212	$220,921

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

As of September 30, 2025 and December 31, 2024, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

In September 2025, Affini-T made an assignment for the benefit of creditors to Affini (assignment for the benefit of creditors), LLC, a California limited liability company, pursuant to California state law. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s investments in Affini-T was zero and $1.3 million, respectively.

Vittoria investment

As of September 30, 2025 and December 31, 2024, the Company had an investment in shares of preferred stock of Vittoria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the nine months ended September 30, 2025, and year ended December 31, 2024, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of September 30, 2025 and December 31, 2024, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued personnel related expenses	$5,113	$5,346
Accrued legal and professional services	532	931
Accrued research and development expenses	3,940	1,625
Accrued purchases of property and equipment	—	74
Other accrued liabilities	312	446
Total accrued expenses and other current liabilities	$9,897	$8,422

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

In connection with the Moderna Agreement, during the three and nine months ended September 30, 2024, the Company recognized zero and $18.7 million, respectively, of collaboration revenue, which was included in deferred revenue as of December 31, 2023. As of September 30, 2024, deferred revenue related to the Moderna Agreement was zero. As of September 30, 2025 and December 31, 2024, there were no remaining unsatisfied performance obligations under the Moderna Agreement and the Company’s accounts receivable, deferred revenue and collaboration advance balances related to Moderna were zero.

Affini-T development, option and license agreement

Terms of the agreement

The Company was previously party to the Affini-T Agreement, entered into in June 2022. On September 30, 2025 (the “Termination Date”), the Company delivered to Affini-T a notice to terminate the Affini-T Agreement by and between the Company and Affini-T (the “Termination”), effective immediately, due to Affini-T’s making of an assignment for the benefit of creditors.

Under the Affini-T Agreement, the Company and Affini-T agreed to identify, develop, or optimize certain reagents using the Company’s proprietary technology for Affini-T to use such reagents to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide. As a result of the Termination, the Company regained (i) full control over all intellectual property rights it had licensed to Affini-T for developing TCR-based therapeutic products that were subject to the Affini-T Agreement; (ii) the right to freely operate in areas where it was previously restricted pursuant to the Affini-T Agreement; and (iii) full control over the manufacture and supply of its proprietary reagents.

Pursuant to the Affini-T Agreement, the Company granted Affini-T options to receive, on a pre-specified target-by-pre-specified target basis, for up to six pre-specified targets, either (i) an exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises Primary TCR alpha/beta T Cells and is derived from ex vivo application of a Company reagent (the “Exclusive Option”) or (ii) a non-exclusive, royalty-bearing, sublicensable worldwide license under all of the Company’s applicable intellectual property to research, develop, manufacture, use, commercialize and otherwise exploit any TCR-based therapy, preventative treatment, or diagnostic for humans that is directed to such pre-specified target, contains or comprises TCR natural killer (“NK”) cells derived from iPSC immune cells or TCR T cells derived from donor-derived or iPSC immune cells. Affini-T could exercise its options for either an exclusive license or a non-exclusive license, or both, for each pre-specified target by providing written notice prior to the earlier of (x) the end of the Affini-T Agreement term or (y) 90 days following the filing of an IND for a licensed product directed to a pre-specified target, subject to the payment of certain fees per each option exercised. The initial term of the Affini-T Agreement was five years from the effective date. After the option exercise, Affini-T agreed to use commercially reasonable efforts to conduct all development and commercialization activities for a licensed product, and development and commercialization of all licensed products would be at Affini-T’s sole cost and expense. On April 14, 2025, Affini-T exercised an option to a non-exclusive license for one of its pre-specified targets triggering an exercise payment to the Company of $0.3 million.

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of September 30, 2025, the Company has received a total of $7.8 million from Affini-T related to reimbursable expenses.

Accounting analysis and revenue recognition

The Company concluded that the Affini-T Agreement was in the scope of ASC 606 and that there was one performance obligation to perform research activities under the Affini-T Agreement. Exclusive and non-exclusive licenses were optional contingent purchases that did not include significant incremental discounts, and therefore did not provide a material right.

At the effective date, the transaction price consisted of the upfront equity consideration with an estimated fair value of $1.3 million and estimated research reimbursement costs. Research reimbursement costs represent variable consideration, and the Company’s management estimated what portion to include in total consideration at the end of each reporting period. Other payments under the Affini-T Agreement, including additional equity consideration and development and regulatory milestones, also represented variable consideration, and were constrained at the effective date to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. In June 2023, the joint steering committee approved the budget for estimated research reimbursement costs for the Affini-T Agreement, which resulted in a $2.4 million reduction to variable consideration. In July 2024, the Company included previously constrained additional equity consideration related to the regulatory milestone with an estimated fair value of $1.6 million in the transaction price, resulting in an increase to variable consideration. As of December 31, 2024, future development and regulatory milestone payments were excluded from the estimated total transaction price as they were considered constrained. In addition, the equity consideration related to the regulatory milestone was also excluded from the estimated total transaction price as of December 31, 2023, as it was also considered constrained. The transaction price was reevaluated in each reporting period and as changes in circumstances occurred. The Company recognized revenue each reporting period based on the measure of progress using an estimated cost-based input method.

Due to the Termination, the Company recognized the remaining deferred revenue of $0.1 million as revenue during the three months ended September 30, 2025. The Company recognized collaboration revenue of $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $2.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the accounts receivable balance, net of allowance for doubtful accounts, was zero. The accounts receivable balance of $0.3 million related to an option exercise payment and services performed, was fully reserved. As of December 31, 2024, the accounts receivable balance was $0.2 million related to services performed. There was no contract asset related to services performed as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, deferred revenue related to the Affini-T Agreement was zero and $0.2 million, respectively. As of September 30, 2025, there were no remaining unsatisfied performance obligations.

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of September 30, 2025, the Company received a total of $2.0 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of September 30, 2025, the Company received a total of $5.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of September 30, 2025 and December 31, 2024. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of September 30, 2025 and December 31, 2024. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $8.5 million and $20.7 million for the three and nine months ended September 30, 2025, respectively, of which $7.9 million and $17.8 million, respectively, was included in deferred revenue as of December 31, 2024. The Company recognized collaboration revenue of $9.9 million and $21.0 million for the three and nine months ended September 30, 2024, respectively, of which $9.5 million and $19.4 million, respectively, was included in deferred revenue as of December 31, 2023. As of September 30, 2025 and December 31, 2024, deferred revenue related to the Ionis Agreement was $14.8 million and $32.8 million, respectively. As of September 30, 2025 and December 31, 2024, the accounts receivable balance was $1.0 million and $1.1 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $20.0 million as of September 30, 2025, which the Company expects to recognize as revenue over the next two to three years.

Acuitas license agreement

On September 29, 2025 (the “Effective Date”), the Company entered into a Non-Exclusive License Agreement (the “Acuitas License Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”) pursuant to which Acuitas granted the Company a non-exclusive license to certain Acuitas lipid nanoparticle (“LNP”) technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate the Company's proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target.

Simultaneous with the execution of the Acuitas License Agreement, the Company was obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense and is included in accrued expenses and other current liabilities as of September 30, 2025. Further, the Company is also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the Effective Date and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low mid-single digit percentage of net sales. The Company assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of September 30, 2025.

The Acuitas License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until there are no outstanding royalty payments owed to Acuitas. Further, the Acuitas License Agreement may be terminated by either party for material breach or upon a party’s insolvency or bankruptcy, and Acuitas may immediately terminate in specified situations. Upon 30 days written notice, the Company has the right to terminate the Acuitas License Agreement at its discretion.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of its common stock under the ATM Sales Agreement. As of September 30, 2025, no shares have been sold under the ATM Sales Agreement.

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

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	456,435	$24.54
Vested	(250,280)	17.17
Forfeited	(66,931)	21.07
Outstanding as of September 30, 2025	139,224	$39.45

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	3,436,430	$9.54
Granted	1,339,018	1.45
Forfeited/Expired	(668,486)	9.16
Outstanding as of September 30, 2025	4,106,962	$6.96
Exercisable as of September 30, 2025	1,061,863	$10.21

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	465,857	$9.30
Granted	343,075	1.32
Vested	(119,874)	9.99
Forfeited	(97,412)	8.02
Outstanding as of September 30, 2025	591,646	$4.75

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$1,205	$1,024	$3,899	$7,326
General and administrative expenses	1,805	2,199	5,260	5,466
Total	$3,010	$3,223	$9,159	$12,792

As of September 30, 2025, there was $5.5 million unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.3 years, $12.1 million unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years and $2.7 million unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue:
Ionis	$8,534	$9,900	$20,710	$21,044
Moderna	—	—	—	18,742
Affini-T	125	1,614	564	2,895
Other	—	—	25	—
Total collaboration revenue	8,659	11,514	21,299	42,681
Operating expenses:
Employee-related expenses	9,586	11,452	31,369	37,839
Facilities and overhead costs	6,827	7,416	21,863	23,546
Professional services and consulting	2,267	2,756	7,361	9,689
Research and development supplies and services	9,808	9,050	23,193	27,093
Stock-based compensation expense	3,010	3,223	9,159	12,792
Total operating expenses	31,498	33,897	92,945	110,959
Operating loss	(22,839)	(22,383)	(71,646)	(68,278)
Other income (expense):
Interest and other	2,212	3,559	7,506	11,368
Change in fair value of long-term investments	—	(2,055)	(1,292)	(2,055)
Benefit from income taxes	234	2,106	92	4,305
Net loss	$(20,393)	$(18,773)	$(65,340)	$(54,660)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(20,393)	$(18,773)	$(65,340)	$(54,660)
Denominator:
Weighted-average common shares outstanding	37,534,496	37,431,688	37,450,685	32,267,642
Less: Weighted-average unvested shares of common stock	(185,047)	(665,379)	(274,324)	(665,817)
Weighted-average common shares outstanding—basic and diluted	37,349,449	36,766,309	37,176,361	31,601,825
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.51)	$(1.76)	$(1.73)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Restricted stock subject to future vesting	139,224	593,337
Options to purchase common stock	4,106,962	3,056,410
Restricted stock units	591,646	396,394
Total	4,837,832	4,046,141

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

Overview

We are an in vivo genome editing company capitalizing on our proprietary technologies to create curative genetic medicines for patients. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We focus on high value programs in disease indications with well-understood biology and clearly defined clinical development and regulatory pathways. We are committed to advancing our most compelling programs that have the highest probability of success, and potential to address unmet needs and create near-term value.

Wholly Owned Programs

MGX-001 – Novel, Durable, Site-specific Genome Integration for Expression of Factor VIII (FVIII) and Other Secreted Protein Deficiencies

MGX-001 is designed to provide life-long protection from bleeding events and joint damage in adults and children with hemophilia A. MGX-001 is designed to insert a Factor VIII (“FVIII”) DNA cassette into a “safe harbor location” within an intron of the albumin gene, leveraging the strong native albumin promoter to express FVIII.

New dose range finding data presented in November 2025 demonstrated curative factor VIII (FVIII) activity in non-human primates (NHPs). The data also demonstrated clear dose dependency across both the AAV and LNP components of MGX-001, informing our clinical dose-regimen strategy. The new data builds upon earlier data which demonstrated durable and stable FVIII activity in NHPs over an approximately 19-month study. The new study also confirmed the encouraging preclinical safety profile of MGX-001. Additionally, MGX-001 has shown no identifiable off-target editing in a series of orthogonal assays employed to discover and validate potential off-target sites.

We plan to advance MGX-001 into clinical development, conduct pre-IND regulatory meetings by the end of 2025, submit investigational new drug (“IND”) and clinical trial application (“CTA”) submissions in the fourth quarter of 2026, and initiate clinical trials in 2027.

Secreted Protein Deficiencies

Leveraging the MGX-001 site-specific genome integration approach, we are advancing additional wholly owned therapeutic candidates targeting secreted protein deficiencies with the goal of achieving targeted and durable protein replacement. We plan to demonstrate NHP proof-of-concept for our lead secreted protein deficiency target in 2025.

Ionis Collaboration

In November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. Wave 1 of the collaboration is comprised of four cardiometabolic targets including transthyretin (“TTR”) for transthyretin amyloidosis and angiotensinogen (“AGT”) for refractory hypertension, as well as two undisclosed programs.

In partnership with Ionis, we plan to nominate a development candidate from the Wave 1 targets in 2025. In 2026, we plan to initiate IND-enabling activities for the development candidate nominated in 2025 and nominate additional development candidates from the remaining Wave 1 targets.

Future Programs

We are exploring opportunities to pursue neuromuscular disease targets and liver disease targets such as A1AT and Wilson Disease, as well as partnerships including cell therapy applications.

Technology Platform

Going forward, we intend to continue to expand our pipeline by exploiting our most advanced, signature technologies for site specific deletion, integration and correction. This includes:

Our novel nucleases, where we have demonstrated our capabilities across our MGX-001, secreted protein deficiencies and Ionis programs, including precise and specific genetic editing in vivo with no off-target editing; and our SMall Arginine-Rich sysTems (“SMART”) genome editing systems, which are small enough to be packaged within an adeno associated virus (“AAV”) for delivery.

Our novel Adenine Base Editors (“ABEs”), which achieved greater than 90% editing efficiency simultaneously at seven genomic targets in primary T-cells, with high specificity and no adverse effects on cell health.

Our RNA and DNA Mediated Integration Systems, which leverage RNA and DNA templates to repair diverse mutations.

Initial Public Offering

On February 13, 2024, we completed our initial public offering (“IPO”) in which we issued 6,250,000 shares of our common stock at a price to the public of $15.00 per share. We received net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million.

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of September 30, 2025, no shares have been sold under the ATM Sales Agreement.

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

Collaboration and License Agreements

As part of our strategy, we have entered into license and collaboration agreements with third parties for one or more of our programs or product candidates we may develop. For example, in September 2025, we entered into the Acuitas License Agreement to license certain Acuitas LNP technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate the Company's proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target. In November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using our genome editing technologies. Refer to Note 7, “Significant Agreements,” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $8.7 million and $21.3 million for the three and nine months ended September 30, 2025, respectively, and $11.5 million and $42.7 million for the three and nine months ended September 30, 2024, respectively.

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

Total Other Income (Expense), Net

Total other income (expense), net, includes interest income from our investments in available-for-sale marketable securities and changes in the fair value of our investments in Affini-T.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		$2025	2024	$
Collaboration revenue	$8,659	$11,514	$(2,855)	$21,299	$42,681	$(21,382)
Operating expenses:
Research and development	25,283	26,256	(973)	72,932	86,015	(13,083)
General and administrative	6,215	7,641	(1,426)	20,013	24,944	(4,931)
Total operating expenses	31,498	33,897	(2,399)	92,945	110,959	(18,014)
Loss from operations	(22,839)	(22,383)	(456)	(71,646)	(68,278)	(3,368)
Other income (expense):
Interest income	2,214	3,616	(1,402)	7,586	11,526	(3,940)
Change in fair value of long-term investments	—	(2,055)	2,055	(1,292)	(2,055)	763
Other expense, net	(2)	(57)	55	(80)	(158)	78
Total other income (expense), net	2,212	1,504	708	6,214	9,313	(3,099)
Net loss before provision for income taxes	(20,627)	(20,879)	252	(65,432)	(58,965)	(6,467)
Benefit from income taxes	234	2,106	(1,872)	92	4,305	(4,213)
Net loss	$(20,393)	$(18,773)	$(1,620)	$(65,340)	$(54,660)	$(10,680)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		$2025	2024	$
Ionis	$8,534	$9,900	$(1,366)	$20,710	$21,044	$(334)
Moderna	—	—	—	—	18,742	(18,742)
Affini-T	125	1,614	(1,489)	564	2,895	(2,331)
Other	—	—	—	25	—	25
Total collaboration revenue	$8,659	$11,514	$(2,855)	$21,299	$42,681	$(21,382)

Collaboration revenue decreased by $2.9 million for the three months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to a $1.5 million decrease in revenue related to the Affini-T Agreement and a $1.4 million decrease in revenue related to the Ionis Agreement.

Collaboration revenue decreased by $21.4 million for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to a $18.7 million decrease in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue during the year ended December 31, 2024 as a result of the Termination Agreement and a $2.3 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		$2025	2024	$
Employee-related expenses	$7,683	$9,272	$(1,589)	$25,302	$30,391	$(5,089)
Facilities and overhead costs	5,698	6,155	(457)	18,062	18,745	(683)
Professional services and consulting	889	746	143	2,476	2,470	6
Research and development supplies and services	9,808	9,059	749	23,193	27,083	(3,890)
Stock-based compensation	1,205	1,024	181	3,899	7,326	(3,427)
Total research and development expense	$25,283	$26,256	$(973)	$72,932	$86,015	$(13,083)

Research and development expenses decreased $1.0 million for the three months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to decreases of $1.6 million in employee-related expenses and $0.5 million in facilities and overhead costs, partially offset by increases of $0.7 million in research and development supplies and services and $0.2 million in stock-based compensation expense.

Research and development expenses decreased $13.1 million for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to decreases of $5.1 million in employee-related expenses, $3.9 million in research and development supplies and services and $3.4 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million for the three months ended September 30, 2025, as compared to the corresponding prior year period, primarily related to decreases of $0.6 million in professional services and consulting costs, $0.4 million in stock-based compensation expense, $0.3 million in employee-related expenses, and $0.1 million in facilities and overhead costs.

General and administrative expenses decreased $4.9 million for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily related to decreases of $2.3 million in professional services and consulting costs, $1.4 million in employee-related expenses, and $1.0 million in facilities and overhead costs.

Total Other Income (Expense), Net

Total other income (expense), net increased $0.7 million for the three months ended September 30, 2025, as compared to the corresponding prior year period, primarily related to a higher loss from the change in fair value of our long-term investment in Affini-T in the prior year period, partially offset by a decrease in interest income.

Total other income (expense), net decreased $3.1 million for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily related to a decrease in interest income, partially offset by higher loss from the change in fair value of our long-term investment in Affini-T in the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through September 30, 2025, we received approximately $120.0 million upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of September 30, 2025, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and $65.3 million and $54.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $288.3 million.

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

As of September 30, 2025, we had $184.1 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(65,346)	$(82,797)
Net cash provided by (used in) investing activities	71,163	(116,702)
Net cash provided by (used in) financing activities	(430)	84,013
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,387	$(115,486)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $65.3 million and consisted primarily of our net loss of $65.3 million and changes in our net operating assets and liabilities of $15.8 million, offset by net non-cash charges of $15.8 million. The net change in operating assets and liabilities consisted primarily of decreases of $18.0 million in deferred revenue as we recognized revenue under our collaboration agreements and $4.1 million in operating lease liabilities, partially offset by a decrease of $3.8 million in prepaid expenses and other current assets and an increase of $1.5 million in accrued expenses and other current liabilities. The net non-cash charges consisted primarily of $9.2 million in stock-based compensation expense, $4.0 million of depreciation expense, $3.9 million in non-cash lease expense, $1.3 million change in fair value related to our investment in Affini-T, partially offset by $2.5 million in accretion of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the nine months ended September 30, 2024, was $82.8 million and consisted primarily of our net loss of $54.7 million and changes in our net operating assets and liabilities of $44.2 million, partially offset by net non-cash charges of $16.1 million. The changes in our net operating assets and liabilities consisted primarily of a decrease of $38.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $3.3 million in income tax payable due to payment of our 2023 income tax liability, a decrease of $2.2 million in operating lease liabilities, a decrease of $2.0 million in other non-current liabilities and an increase of $1.2 million in prepaid expenses and other current assets, offset by a decrease of $1.9 million in accounts receivable related to the Affini-T Agreement and the Moderna Agreement and an increase of $1.5 million in accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $12.8 million in stock-based compensation expense, $3.9 million of depreciation expense, $3.4 million in non-cash lease expense, and a $2.1 million change related to the fair value of our investments in Affini-T, partially offset by $4.8 million in amortization of discounts on available-for-sale marketable securities and $1.6 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025, was $71.2 million primarily due to net maturities of available-for-sale marketable securities of $71.6 million.

Net cash used in investing activities for the nine months ended September 30, 2024, was $116.7 million primarily due to net purchases of available-for-sale marketable securities of $113.6 million and purchases of property and equipment of $2.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025, was $0.4 million primarily due to a payment of deferred financing costs.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $84.0 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $78.1 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively, and for the nine months ended September 30, 2025 and 2024, our net losses were $65.3 million and $54.7 million, respectively. As of September 30, 2025, we had an accumulated deficit of $288.3 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In connection with the Shelf Registration Statement, we entered into the ATM Sales Agreement, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, in ATM offerings, having an aggregate offering price of up to $75.0 million. As of September 30, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of September 30, 2025, our cash, cash equivalents and available-for-sale marketable securities were $184.1 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We have no committed sources of additional capital and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our future product candidates or other research and development initiatives. Without sufficient funding, our license agreements, such as our Non-Exclusive License Agreement with Acuitas Therapeutics, Inc., and any future collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under such agreements.

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

Because genome editing is relatively novel, the regulatory requirements that will govern any novel genome editing product candidates we develop may continue to evolve. Only one genome editing therapy, CASGEVY, has received marketing authorization from the FDA and EC to date and, within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the EC. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. For example, in January 2024, the FDA published a final guidance document providing recommendations for human genome editing gene therapy products, and in September 2025, the FDA issued several new draft guidance documents on cell and gene therapy products. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products (“OTP”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC or institutional review board (“IRB”), can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some genome editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and has suspended ongoing trials, due to the FDA’s placement of clinical holds on their INDs.

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

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. For example, the FDA has issued draft guidance on the use of AI to produce information or data intended to support regulatory decision-making regarding the safety, effectiveness, or quality of drugs and biological products.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates we may develop. For example, in November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under these agreements, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

In November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines for up to eight potential genetic targets using genome editing technologies. Our lack of control over the clinical development in our agreement with Ionis could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND applications in a timely fashion, if at all.

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

Risks Related to Personnel, Operations, and Growth

We may not realize the expected operational or financial benefits from our recent organizational changes, which could also have unintended consequences and adversely impact our financial position, results of operations and cash flows.

On November 11, 2025, we announced a new Chief Executive Officer and a strategic restructuring that includes a reduction in our organizational headcount of 25%, We expect to recognize substantially all the charges related to the workforce reduction in the quarter ending December 31, 2025.

Our recent changes in executive management, as well as the reduction in headcount, may be disruptive to our operations. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. For example, these changes could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management and employee attention from other business priorities. The reduction in headcount could also harm our ability to attract and retain qualified personnel who are critical to our business, make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel.

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain, and motivate qualified personnel.

We recently experienced the departure of our Founder and Chief Executive Officer, Brian C. Thomas. Jian Irish, our President and Chief Operating Officer has been appointed as our new Chief Executive Officer and President. We are highly dependent on principal members of our management and scientific teams. Such principal members are engaged “at will,” meaning we or they may terminate the relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. For us to successfully compete and grow, we must recruit, retain, and develop talent who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human capital capable of maintaining continuity in our business.

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

We may fail to manage our growth effectively. Following our workforce reduction, we had 124 full-time employees, of which 43 have M.D. or Ph.D. degrees. Within our workforce, 102 employees are engaged in research, development and technical operations, and 22 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modifications in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Further shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

For example, we may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of September 30, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of September 30, 2025, 37,546,751 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

During the quarter ended September 30, 2025, no director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Departure of Chief Executive Officer

On November 5, 2025, Brian C. Thomas, Ph.D. resigned from his position as the Company’s Chief Executive Officer and Chairman (the “Chair”) of the board of directors of the Company (the “Board”) effective as of November 6, 2025. Dr. Thomas will remain on the Board as a director. On November 5, 2025, the Board appointed Dr. Willard Dere as Chair of the Board, effective as of November 6, 2025.

In connection with Dr. Thomas’s resignation as Chief Executive Officer, the Company and Dr. Thomas entered into a transition agreement (the “Transition Agreement”). In accordance with the terms of the Transition Agreement, Dr. Thomas shall receive one hundred sixty-five thousand dollars ($166,500.00), at the rate of fifty-five thousand dollars ($55,500.00) per month for three months, less applicable withholdings for three months from the first regular payroll date following November 6, 2025. Additionally, Dr. Thomas shall receive a prorated 2025 bonus of $399,600.

Appointment of Chief Executive Officer and Grant of Equity Awards

On November 5, 2025, the Board appointed Jian Irish, Ph.D., M.B.A, the Company’s current President and Chief Operating Officer, as President and Chief Executive Officer and principal executive officer of the Company, effective as of November 6, 2025.

Dr. Irish, 61, has served as the Company’s President since November 2021 and its Chief Operating Officer since January 2021. Prior to joining the Company, Dr. Irish held positions as Senior Vice President, Global Head of Manufacturing and Senior Vice President of Supply Chain at Kite Pharma (now a subsidiary of Gilead) from September 2016 to December 2020. Dr. Irish served as Interim Chief Operating Officer of Affini-T Therapeutics from January 2021 to January 2022. Dr. Irish also served as Interim Chief Technology Officer and a board member for Fosun Kite, a joint venture between Kite Pharma and Fosun Pharma, from October 2018 to April 2020. From December 2014 to August 2016, Dr. Irish held positions as Vice President of Biologics Supply, Outsourcing, Partnerships, and External Manufacturing and Vice President of Product Development at Sanofi. From January 2000 to September 2014, Dr. Irish held various leadership positions at Amgen in operations, including Executive Director of JAPAC Supply, Executive Director of Contract Manufacturing, Officer for Kirin-Amgen JV, and Global Operations Team Leader. Dr. Irish currently serves as an advisor to Ori Biotech, and previously served as an advisor to ORCA Biosystems and ViTToria Biotherapeutics. Dr. Irish received a B.S. in chemical engineering from East China University of Science and Technology, an M.S. and Ph.D. in pharmaceutical sciences from Chiba University, and an M.B.A. from University of California, Los Angeles, Anderson School of Management.

In connection with Dr. Irish’s appointment as the Company’s President and Chief Executive Officer, the Company and Dr. Irish entered into an executive employment agreement on November 6, 2025 (the “Irish Employment Agreement”). The Irish Employment Agreement provides for Dr. Irish’s at-will employment. The base salary for Ms. Irish was increased from $564,000 to $670,000 effective November 16, 2025, and her target annual bonus amount was increased from 50% to 60% of her annual base salary. In addition, Dr. Irish will be granted equity awards on December 1, 2025 (the “Grant Date”). The equity awards will consist of 225,000 options to purchase the Company’s common stock (the “Options”) with an exercise price equal to the closing price of the common stock on the Grant Date, which will vest with 25% of such Options vesting on November 6, 2026, and the remainder vesting in 36 equal monthly installments thereafter, so long as Dr. Irish continues to provide services to the Company through such date; and 37,500 restricted stock units (the “RSUs”), which will vest with 25% of the RSUs vesting on December 5, 2026, and the remainder vesting in 12 equal quarterly installments thereafter, so long as Dr. Irish continues to provide services to the Company through such date. Further, on December 1, 2025, Dr. Irish will be granted an additional equity award consisting of 211,000 RSUs (the “Additional RSUs”), which will vest with 50% of the Additional RSUs vesting on December 5, 2026 and 2027, respectively. Dr. Irish is eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of such plans.

Upon termination of Dr. Irish’s employment by us without Cause or her resignation for Good Reason outside of a Change in Control Period, as such terms are defined in the Irish Employment Agreement, subject to (i) Dr. Irish resigning from all positions, (ii) signing a General Release (as defined in the Irish Employment Agreement) in a form and manner satisfactory to the Company, (iii) the General Release becoming irrevocable and fully effective, all within sixty (60) days after the date of termination, and (iv) Dr. Irish not breaching any of the post-employment covenants and contractual obligations to the Company, Dr. Irish shall be entitled to (A) a lump sum payment equal to twelve (12) months of her then current base salary and target bonus in the amount of 1.0 times Dr. Irish’s target bonus, payable within sixty (60) days following her termination, and (B) if Dr. Irish was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for twelve (12) months in an amount equal to Dr. Irish’s and her eligible dependents monthly COBRA premium. In addition, and subject to the same conditions, upon a termination by us without Cause or her resignation for Good Reason during the Change in Control Period, she shall be entitled to (A) a lump sum payment equal to eighteen (18) months of her then current base salary and target bonus in the amount of 1.5 times her target bonus, in a lump sum amount payable within sixty (60) days following the Date of Termination, (B) if Dr. Irish was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for eighteen (18) months in an amount equal to Dr. Irish’s and her eligible dependents monthly COBRA premium, and (C) full acceleration of her then outstanding and unvested time-based vesting equity awards.

The foregoing description of the Irish Employment Agreement is qualified in its entirety by reference to the full text of the Irish Employment Agreement, a copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

There are no arrangements or understandings between Dr. Irish and any other persons pursuant to which Dr. Irish was appointed as Chief Executive Officer of the Company. In addition, there are no family relationships between Dr. Irish and any director or executive officer of the Company, and there are no transactions involving Dr. Irish requiring disclosure under Item 404(a) of Regulation S-K.

Entry into Employment Agreement with Pamela Wapnick, M.B.A. and Grant of Equity Awards

On November 6, 2025, the Company executed an executive employment agreement with Ms. Wapnick (the “Wapnick Employment Agreement”), for the expanded position of Chief Financial Officer. The Wapnick Employment Agreement provides for Ms. Wapnick’s at-will employment. The base salary for Ms. Wapnick was increased from $461,000 to $500,000 effective November 16, 2025, and her target annual bonus amount was increased from 40% to 45% of her annual base salary. Ms. Wapnick is eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of such plans. In addition, Ms. Wapnick will be granted equity awards, consistent with the Company’s company-wide equity retention grant on the December 1, 2025. The equity award will consist of 120,000 RSUs, which will vest with 50% of such RSUs vesting on December 5, 2026 and 2027, respectively, so long as Ms. Wapnick continues to provide services to the Company through such date.

Upon termination of Ms. Wapnick’s employment by us without Cause or her resignation for Good Reason outside of the Change in Control Period, as such terms are defined in the Wapnick Employment Agreement, subject to (i) Ms. Wapnick resigning from all positions, (ii) signing a General Release (as defined in the Wapnick Employment Agreement) in a form and manner satisfactory to the Company, (iii) the General Release becoming irrevocable and fully effective, all within sixty (60) days after the date of termination, and (iv) Ms. Wapnick not breaching any of the post-employment covenants and contractual obligations to the Company, Ms. Wapnick shall be entitled to (A) a lump sum payment equal to nine (9) months of her then current base salary and her target bonus prorated to the date her employment ended, payable within sixty (60) days following her termination, and (B) if Ms. Wapnick was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for nine (9) months in an amount equal to Ms. Wapnick’s and her eligible dependents monthly COBRA premium. In addition, and subject to the same conditions, upon a termination by us without Cause or her resignation for Good Reason during the Change in Control Period, she shall be entitled to (A) a lump sum payment equal to twelve (12) months of her then current base salary and target bonus, in a lump sum amount payable within sixty (60) days following the date of termination, (B) if Ms. Wapnick was participating in the Company’s group health plan immediately prior to the termination date, a monthly cash payment for twelve (12) months in an amount equal to Ms. Wapnick’s and her eligible dependents monthly COBRA premium, and (C) full acceleration of her then outstanding and unvested time-based vesting equity awards.

The foregoing description of the Wapnick Employment Agreement is qualified in its entirety by reference to the full text of the Wapnick Employment Agreement, a copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 6. Exhibits.

EXHIBIT INDEX
Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	02/13/2024

3.2	Amended and Restated Bylaws.	8-K	001-41949	3.2	02/13/2024

10.1*†	Non-Exclusive License Agreement by and between the Registrant and Acuitas Therapeutics, Inc., dated September 29, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC because the Registrant has determined that information is both not material and is the type that the Registrant treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metagenomi, Inc.

Date: November 12, 2025	By:	/s/ Jian Irish
Jian Irish, Ph.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)