Form 10-K
period 2025-12-31
Metagenomi Therapeutics, Inc.
filed 2026-03-05
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41949

Metagenomi Therapeutics, Inc.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $50,931,318. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of March 2, 2026 was 37,620,530.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, tariffs, and other trade protection measures that have been or may in the future be imposed by the United States (the “U.S.”) or other countries, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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
•
We are very early in our development efforts, and we have not yet initiated clinical development of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our future product candidates into and through clinical trials, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part I, Item 1A. and the other information set forth in this Annual Report on Form 10-K, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

We are an in vivo genome editing company capitalizing on our proprietary technologies to create curative genetic medicines for patients. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel gene editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We leverage machine learning and artificial intelligence to enhance our signature gene editing systems. In late 2025, we made the decision to strategically reprioritize our pipeline and discovery efforts to focus our resources on driving forward our lead programs that utilize our most advanced, signature gene-editing capabilities with the highest probability of success while maintaining financial discipline to drive sustainable growth and long-term value. We increased our focus on high-value programs in disease indications with well-understood biology and clearly defined clinical development and regulatory pathways to accelerate programs with the potential to deliver therapeutic benefits of gene editing to patients.

MGX-001 is our lead, wholly-owned development program in hemophilia A, where we have demonstrated targeted genome editing and durable gene expression from a one-time treatment in non-human primates (“NHPs”) and an overall profile potentially competitive with best-in-class treatment options. MGX-001 is designed to provide curative, life-long protection from bleeding events and joint damage in adults and children with hemophilia A from a single administration. We are also pursuing other secreted protein deficiencies leveraging the MGX-001 site-specific genome integration system as well as partnered assets targeting cardiometabolic diseases. Going forward, we intend to continue to expand our pipeline by leveraging our proprietary genetic editing capabilities in site specific deletion, integration and correction, with the goal of achieving curative therapeutics. We seek to further our progress on the forefront of genetic medicine by generating unique development candidates.

We have generated over 20,000 signature gene editing systems from our novel, proprietary metagenomics database. Leveraging these signature systems, including our novel nucleases and other proprietary systems, we expand gene targeting and improve editing precision beyond the capabilities of commonly used systems, including CRISPR/Cas9, to potentially address genetically-driven diseases. Our novel nucleases have demonstrated efficient and durable genetic editing with high specificity, enabling gene knock-down, large-gene deletion, and large-gene insertion for multiple preclinical programs. Our novel base editors have achieved simultaneous 7-plex editing with high efficiency and specificity and no adverse effects on cell health in primary T-cells. Our SMall Arginine-Rich sysTems (“SMART”) nucleases and compact editing systems are small enough to be packaged within an adeno-associated virus (“AAV”) enabling delivery to tissues outside the liver and the potential to address a broader range of diseases. Our RNA and DNA Mediated Integration Systems leverage RNA and DNA templates, respectively, to enable programable gene correction and large gene insertion.

Our Strategy

Our strategy is to develop curative genetic medicines for patients by capitalizing on our proprietary signature gene editing technologies developed from our foundational science in metagenomics. Our approach to realizing the potentially curative benefit of our proprietary genome editing capabilities includes:

•
Advancing our lead, wholly-owned MGX-001 hemophilia A program, into the clinic and demonstrating the curative potential of our genome editing systems. In November 2025, we announced preclinical data from a dose range finding study of MGX-001 in NHPs, where MGX-001 demonstrated curative Factor VIII (FVIII) activity with best-in-class treatment potential. The data also demonstrated clear dose dependency across both the AAV and LNP components of MGX-001, informing our clinical dose-regimen strategy. This data builds upon an earlier study, where we demonstrated durable FVIII activity over an approximately 19-month study in NHPs, with an encouraging safety profile. MGX-001 has also shown no detectable off-target editing in a series of orthogonal assays employed to discover and validate potential off-target sites. Hemophilia A is a disease with well understood disease biology, a readily available translational biomarker for early proof-of-concept, clear development pathways, and an important unmet medical need. As such, we believe we have a clear path to establish the power of our gene editing systems in humans through our lead hemophilia A program. Additionally, in late 2025, we demonstrated the curative potential of the MGX-001 large gene integration system in an additional secreted protein disorder, antithrombitin III (“AT-III”) deficiency, in an in vivo study in NHPs. We are evaluating additional applications of the MGX-001 system, including AT-III and other secreted protein deficiencies, as we advance MGX-001 toward proof-of-concept in humans.

•
Pursuing additional programs that leverage our most advanced, signature gene editing capabilities. Our signature systems have demonstrated efficient and durable genetic editing, including gene knock-down, large gene deletion, and large-gene insertion for multiple preclinical programs. Our broad intellectual property estate founded on the science of metagenomics creates a significant barrier to entry as we continue to rigorously file our intellectual property and protect our trade secrets. Along with our in vivo development efforts using our novel programmable nucleases to knock-in or knockdown gene expression in liver-associated targets, we are leveraging our signature gene editing systems to deliver more complex editing systems to targets in and outside the liver. Our approach allows us to systematically incorporate knowledge and insights from our initial development programs, thereby accelerating therapeutic translation across our genome editing technologies.
•
Advancing the science of genome editing through our unique capability to identify and engineer systems designed to overcome the limitations of commonly used systems, including CRISPR/Cas9. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We have generated over 20,000 signature gene editing systems from our novel, proprietary metagenomics database. Leveraging these signature systems, including our novel nucleases and other proprietary systems, we can expand gene targeting and improve editing precision beyond commonly used systems, including CRISPR/Cas9, to potentially address genetically-driven diseases. We have demonstrated the strength of our capabilities including in durable large gene integration and multiplexed editing.
•
Building upon the experience of our team of drug development experts. We are a team of experienced drug discoverers, developers, and company builders who are united by our mission and passion to unlock the full potential of curative genome editing therapies for patients. We are dedicated to attracting and retaining top talent. We are unwavering in our commitment to advance our signature gene editing systems into the clinic and unlock the long-awaited, transformative potential of genome editing to create curative therapies for patients.
•
Seeking enabling partnerships and business development opportunities. We carefully consider opportunities for business development such as collaborations and partnerships with industry leaders that have unique strengths. We may pursue additional partnership opportunities which complement our technologies, with the objective of accelerating our programs and pushing forward our therapeutic translation efforts. Our existing partnership with Ionis demonstrates our thoughtful approach to collaborating with an industry pioneer to accelerate and optimize the development of our genetic therapeutic candidates in cardiometabolic indications.

2025 Restructuring

In light of encouraging preclinical MGX-001 hemophilia A results, we announced in the fourth quarter of 2025 a strategic evolution focusing our capital on the development of our wholly-owned MGX-001 hemophilia A program and later-stage preclinical pipeline while reducing our workforce by 25% and extending our anticipated cash runway into the fourth quarter of 2027. To support this strategic evolution, Jian Irish, Ph.D., M.B.A, our company’s President and former Chief Operating Officer, was promoted to the role of Chief Executive Officer. Jian brings a wealth of experience having held development and global operations positions with Kite Pharma / Gilead, Sanofi and Amgen, and having played key roles in the launch of several breakthrough medicines. Additionally, Dr. Willard Dere became our company’s new Board of Directors (“Board”) Chair and Brian Thomas, Ph.D., our company’s founder and former Chief Executive Officer, remained on the Board.

Name Change

In the first quarter of 2026, we announced a corporate name change to Metagenomi Therapeutics, Inc. This change emphasized our strategic evolution focused on driving our later-stage preclinical programs into the clinic and utilizing our most advanced technologies that have the highest probability of success to deliver the benefits of gene editing therapeutics to patients.

Our Signature Systems

We have generated over 20,000 signature gene editing systems from our novel, proprietary metagenomics database. Leveraging these signature systems, including our novel nucleases and other proprietary systems, we expand gene targeting and improve editing precision beyond the capabilities of commonly used systems, including CRISPR/Cas9 systems, to potentially address genetically-driven diseases.

Figure 1. Overcoming limitations of CRISPR/Cas9

Our programmable nucleases are the backbone of our broad set of genome editing systems. These novel nucleases include type II and type V Cas nucleases, of which some are ultra-small systems that we call SMART nucleases. These systems have unique targeting abilities with the potential to be programmed by gRNAs to target and cut at specific locations in any genome sequence. Targeted genomic breaks trigger DNA repair pathways that can be used for genome editing, for example, to integrate a gene at a target site (knock-in) or for gene inactivation (knockdown). Our highly active nucleases have gone through extensive preclinical evaluation with demonstration of broad potency of these systems across human primary cells, mouse, and NHP models. Our nucleases have also demonstrated genetic editing with high specificity, overcoming a common limitation of CRISPR/Cas9 systems. Our SMART nucleases are small enough to be packaged within an AAV for broad tissue targeting.

Our novel base editors have achieved simultaneous 7-plex editing with high efficiency and specificity in primary T-cells and no adverse effects on cell viability, expansion or other measures of cell health. Our base editors have the potential to target to over 95% of the human genome’s base pairs, a significantly larger number of sites than first-generation SpCas9 base editors. Our SMART nickases can be used to construct base editors that are small enough to fit within the packaging limitations of AAV which can deliver to tissues outside of the liver such as muscle and CNS.

RIGS are genome editing systems that make programmable genomic modifications that are encoded in RNA templates. These systems have the ability to repair diverse mutations, including insertions, deletions and all types of point mutations. Using proprietary reverse transcriptases, we demonstrated what we believe to be the first-ever targeted integration of >900 bp in human cells with our RIGS using all-RNA delivery.

CAST systems are a class of genome editing systems that provide directed and programmable genomic integration of large DNA templates (>10,000 base pairs). We achieved in vitro proof-of-concept for large gene integration using our potentially industry leading, compact CAST technology. In March 2025, we published our latest findings in Nature Communications describing our novel, compact CAST systems, which demonstrated integration of a large, therapeutically relevant gene into the genome of human cells.

Our Pipeline

Our lead programs are focused on disease indications requiring protein replacement via large gene insertion. In partnership with Ionis, we are focused on disease indications requiring protein reduction via gene knockout.

Figure 2. Progressing wholly-owned and partnered programs toward the clinic

Hemophilia A—Novel, Durable, Site-Specific Genome Integration for Expression of Factor VIII (FVIII)

Background

Hemophilia A is the most common X-linked bleeding disorder caused by a variety of mutations in the FVIII gene leading to loss of functional FVIII protein. The lack of functional FVIII disrupts the normal clotting cascade and predisposes patients to increased risk of bleeding, either spontaneously or in response to injury or surgery. Repeated bleeding episodes in joints or soft tissues can lead to progressive joint damage, inflammation, pain, and mobility impairment. There are estimated to be up to 26,500 patients with hemophilia A in the United States and more than 500,000 patients with hemophilia A globally. Of these, approximately 60% have severe disease and are at the greatest risk of spontaneous life-threatening bleeding events.

Limitations of Current Treatment Options

The standard of care for patients with severe hemophilia A includes FVIII protein replacement therapy, bi-specific antibody “mimetics” and most recently, gene therapy. FVIII replacement therapy involves lifelong repeated intravenous (“IV”) infusions typically one to three times per week. The major limitation of this approach is fluctuating FVIII activity levels, with trough values that can still result in breakthrough microscopic and macroscopic bleeding events, particularly within sensitive and previously damaged joints. Additionally, adherence is challenging for patients, and some patients experience inhibitor formation (antibodies against FVIII) that compromises efficacy. The currently approved bi-specific antibody mimetic, emicizumab, requires chronic, life-long treatment, and some patients continue to experience breakthrough bleeding with its associated cumulative risk to joints or soft tissues. Valoctocogene roxaparvovec, which has recently been the subject of a planned divesture by its developer, is the only approved hemophilia A gene therapy and has consistently shown significant declines in FVIII levels over time in patients, demonstrating that this approach is not a cure. In addition, patients treated with Valoctocogene roxaparvovec had variable degrees of initial efficacy and frequently required prolonged corticosteroid use.

Our Approach

Our approach is to insert a FVIII DNA cassette into the genome of hepatocytes in the liver at a “safe harbor location,” within an intron of the albumin gene. As shown in Figure 3, our hemophilia A genome editing strategy includes an AAV to deliver a promotorless FVIII gene (donor DNA), and an LNP to deliver the gene editing cargo of messenger RNA (“mRNA”) and single guide RNA (“sgRNA”) targeting the albumin site. Our approach is distinctly different from a gene therapy that provides the FVIII gene in an episomal location, which, as demonstrated in Valoctocogene roxaparvovec, has been observed to experience loss of FVIII expression over time. In our approach, FVIII expression is driven off the strong native albumin promoter in hepatocytes. Expression from a native promoter in its native context in the chromosome is unlikely to be silenced. Thus, our FVIII knock-in is designed to provide durable and stable expression and clinically relevant circulating levels of FVIII even at low integration rates because of the strength of the albumin promoter.

Figure 3. MGX-001 mechanism leverages a natural promoter in the normal chromosomal context

Preclinical Results from the MGX-001 Hemophilia A Program

Dose range finding data from our MGX-001 hemophilia A program presented in November 2025 demonstrated curative factor VIII (FVIII) activity in NHPs, supporting our plan to advance MGX-001 into clinical development. In this preclinical dose range finding study, a single dose of AAV containing a B-domain deleted human FVIII gene was administered to 24 NHPs in six dose cohorts at varying doses from 5.0e11 vg/kg to 4.0e13 vg/kg followed by a single dose of LNP delivering the proprietary MG29-1 nuclease mRNA and associated guide RNA at either 0.2, 0.6 or 2.0 mg/kg. Each animal received a single dose of corticosteroids prior to both AAV and LNP doses.

Curative levels are generally defined as FVIII levels of 50% to 150% of normal human levels. Key highlights from the study illustrated in Figure 4 below include:

•
Therapeutically relevant levels of FVIII activity were achieved in the five highest AAV doses of the six dose cohorts
•
At a fixed LNP dose of 0.6 mg/kg and a variable AAV dose of 1.6e12 to 4e13, MGX-001 achieved average per cohort FVIII activity of 49% - 81%
•
At a fixed AAV dose of 5e12 vg/kg and a variable LNP dose of 0.2 to 2.0 mg/kg, MGX-001 achieved average per cohort FVIII activity of 17% - 72%; a minimally efficacious dose was achieved at 0.2 mg/kg
•
FVIII activity exhibited both AAV and LNP dose dependency with no animal exceeding 150% of normal, the maximum acceptable level of human FVIII activity
•
The treatment was well tolerated in all animals without significant elevation of liver enzymes, except in the highest dose of LNP where transient elevations in liver enzymes were observed

Figure 4. Dose dependent FVIII activity in NHPs; minimally efficacious and clinically relevant doses identified

Dose dependent FVIII activity in NHP: minimally efficacious and clinically relevant doses identified

AAV dose response identified the optimal efficacious dose of 5x10^{12} vg/kg:

LNP dose response identified 0.2 mpk as the minimally efficacious dose and 0.6 mg/kg as optimal dose:

increasing thrombosis risk
Normal FVIII range
increasing bleeding risk
hFVIII Activity (IU/dL)
150
125
100
75
50
25
15
0
Group 6
Group 5
Group 2
Group 4
AAV dose (vg/kg):
5x10^{11}
1.6x10^{12}
5x10^{12}
4x10^{13}
LNP dose (mg/kg):
0.6
hFVIII Activity (IU/dL)
Group 1
Group 2
Group 3
5x10^{12}
0.2
0.6
2.0

FVIII activity for each animals is the mean of values on d5, d8, d11 post LNP measured with a capture-chromogenic assay. hFVIII activity was stable from d5 to d11 post LNP. Xyntha was used for the standard curve. Means and standard deviation per group are shown.

The data from our dose range finding study also demonstrated improved FVIII activity with reduced variability, building upon previously announced results with the B-domain deleted FVIII construct that demonstrated durable FVIII activity over an approximately 19-month study. This earlier NHP study used a cynomolgus version of the FVIII gene (“cFVIII”) to avoid the confounding effects of anti-human FVIII antibodies. MGX-001 has also shown no identifiable off-target editing in a series of orthogonal assays employed to discover and validate potential off-target sites.

Next Steps for the MGX-001 Hemophilia A Program

In the fourth quarter of 2025, we completed a pre-IND meeting for the development of MGX-001. We remain on track for regulatory submission to advance a global clinical program, including an investigational new drug application (“IND”) in the fourth quarter of 2026, and subject to regulatory clearance, initiate clinical trials in 2027.

MGX-001 Large Gene Integration System for Secreted Protein Deficiency Disorders

Leveraging the MGX-001 editing system, we have advanced additional wholly-owned therapeutic candidates targeting secreted protein deficiencies with the goal of achieving a gene knock-in yielding targeted and durable gene expression, similar to our goal for hemophilia A. For these indications, we replaced the gene that is inserted into the AAV with the gene for the secreted protein of interest. We used the same AAV serotype and general cassette design from our hemophilia A program. In 2024, we achieved in vivo proof-of-concept in mouse for three different secreted protein deficiencies.

In late 2025, we demonstrated NHP proof-of-concept for one of our secreted protein deficiency targets, AT-III. Severe AT-III deficiency significantly increases the risk of venous thromboembolism, a serious medical condition which can lead to immediate, life-threatening emergencies as well as severe, lifelong disabilities. On average, patients with severe disease have 50% of normal AT-III levels in their blood. As such, replacing the missing AT-III with at least 50% of normal AT-III levels is anticipated to be curative.

As shown in Figure 5, we demonstrated the curative potential of the MGX-001 large gene integration system in an in vivo study in NHPs. Data from the study showed that circulating AT-III protein exceeded the curative target of 50% of normal human levels in all three NHPs in this additional secreted protein disorder. The animals experienced only transient elevations in liver transaminases with no change in bilirubin or other safety findings of note.

Figure 5. In vivo proof-of-concept achieved in AT-III with MGX-001 site specific large gene integration system

We are evaluating optimal additional applications of the MGX-001 system, including AT-III and other secreted protein deficiencies, as we advance MGX-001 for the treatment of hemophilia A toward proof-of-concept in humans.

Ionis Collaboration – Indications in Cardiometabolic Diseases

We are currently in Wave 1 of our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis”) focused on four disease targets in cardiometabolic indications. In December 2025, we announced apolipoprotein C-III (“APOC3”) for the treatment of hyper triglyceridemia (“HTG”) as the third collaboration target in Wave 1, and we jointly presented preclinical data in mice and NHP at the Nature Conference, “Cracking the Code: Nucleic Acid Medicines Coming of Age.” Additional targets in Wave 1 include transthyretin (“TTR”) for transthyretin amyloidosis, angiotensinogen (“AGT”) for refractory hypertension, and one undisclosed program. All four targets in Wave 1 are in the lead optimization phase of development and are designed to achieve protein reduction via gene knockout.

Future Programs - Areas of Therapeutic Activity and Interest

We are exploring opportunities to pursue neuromuscular disease targets and liver disease targets such as A1AT and Wilson Diseases, as well as partnerships for applications including cell therapy.

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

Ionis is obligated to reimburse us for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of December 31, 2025, we received a total of $5.8 million related to the reimbursable expenses. We are also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Acuitas License Agreement

On September 29, 2025 (the “Effective Date”), we entered into a Non-Exclusive License Agreement (the “Acuitas License Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”) pursuant to which Acuitas granted us a non-exclusive license to certain Acuitas lipid nanoparticle (“LNP”) technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate our proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target.

Simultaneous with the execution of the Acuitas License Agreement, we were obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense. Further, we are also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the Effective Date and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low to mid-single digit percentage of net sales. We assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of December 31, 2025.

The Acuitas License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until there are no outstanding royalty payments owed to Acuitas. Further, the Acuitas License Agreement may be terminated by either party for material breach or upon a party’s insolvency or bankruptcy, and Acuitas may immediately terminate in specified situations. Upon 30 days written notice, we have the right to terminate the Acuitas License Agreement at our discretion.

Termination of Affini-T Agreement

On September 30, 2025 (the “Termination Date”), we delivered to Affini-T Therapeutics, Inc. (“Affini-T”) a notice to terminate the Development, Option and License Agreement, dated June 14, 2022 (the “Affini-T Agreement”) by and between us and Affini-T, effective immediately, due to Affini-T’s making of an assignment for the benefit of creditors.

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

In connection with the Affini-T Agreement, we received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, we received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse us for expenses incurred while performing research activities under the research plans. As of December 31, 2025, we received a total of $7.8 million from Affini-T related to reimbursable expenses.

Termination of Moderna Agreement

On April 26, 2024 (the “Termination Date”), we and ModernaTx, Inc. (“Moderna”) mutually terminated the Strategic Collaboration and License Agreement, dated October 29, 2021 (the “Moderna Agreement”), by and between us and Moderna. As a result of the termination of the Moderna Agreement, we regained full development and commercialization rights to our wholly-owned base editing and RIGS technologies that were subject to the Moderna Agreement and regained full rights to our Primary Hyperoxaluria Type 1 (“PH1”) program. We have decided to look for a partner or licensee for further development of PH1. Previously disclosed data achieved preclinical proof-of-concept in an accepted disease model of PH1. For additional information, refer to Note 7, “Significant Agreements”, in our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

The pharmaceutical and biotechnology industries, including the gene therapy and genome editing fields, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent or other intellectual property protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

In addition, Tessera Therapeutics, Inc. has announced their work in recombinase DNA and RNA gene writers, although, as a privately-held company, less is known publicly about their science or portfolio. Other companies such as nChroma Bio and Tune Therapeutics, Inc. are focused on epigenetic editing. In addition, we face competition from companies utilizing gene therapy, oligonucleotides and cell therapy approaches.

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

Manufacturing

Our genome editing technology is composed of multiple genome editing components including the nuclease, mRNA, gRNA, and in some instances may include a donor DNA or RNA template for insertions. We have extensively characterized each of these components and have made significant investment in scalable manufacturing and process automation to meet stringent current good manufacturing practices (“cGMP”), and if applicable, current good tissue practices (“cGTPs”). Our in-house cGMP facility is capable of manufacturing clinical grade nucleases and mRNA to supply both wholly-owned and collaboration programs. We partner with contract manufacturing organizations (“CMOs”) for gRNA and DNA template development and supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative suppliers to support any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement. We continue to invest in both viral and non-viral delivery technologies internally and with partners.

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

Patent Portfolio

As of December 31, 2025, we own 11 issued U.S. patents, 46 pending U.S. non-provisional patent applications, 10 pending U.S. provisional patent applications, 29 issued foreign patents in Australia, Canada, Europe, Great Britain, Hong Kong, Japan, Mexico and South Korea, 295 pending foreign patent applications, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Israel, Japan, Korea, Mexico and Brazil, and 11 Patent Cooperation Treaty (“PCT”) patent applications.

The patent portfolios for our genome editing systems as of December 31, 2025 are summarized below.

Our type II CRISPR systems are protected by four issued U.S. patents with composition of matter claims covering genome editing systems using Type II nucleases, and seven pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them. Our type II CRISPR systems are also protected by 10 issued foreign patents with composition of matter claims covering genome editing systems using Type II nucleases, including in Canada, South Korea, Great Britain, Australia and Mexico, 43 pending foreign patent applications with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, Mexico, and Brazil, and one PCT patent application with composition of matter claims covering genome editing systems using Type II nucleases and methods of using them. The aforementioned issued U.S. patents will expire on February 14, 2040, and the issued foreign patents will expire on February 14, 2040. If issued, the aforementioned patent applications are expected to expire between February 14, 2040 and November 15, 2044.

Our type V CRISPR systems are protected by two issued U.S. patents and four pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using Type V nucleases with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them. Our type V CRISPR systems are also protected by seven issued foreign patents with composition of matter claims covering genome editing systems using Type V nucleases, including in Australia, Great Britain, Hong Kong and South Korea, 28 pending foreign patent applications with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them, including in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, and Mexico, and one PCT patent application with composition of matter claims covering genome editing systems using Type V nucleases and methods of using them. The aforementioned issued U.S. patents will expire on March 6, 2041, and the issued foreign patents will expire on March 5, 2041 and March 6, 2041. If issued, the aforementioned patent applications are expected to expire between March 6, 2041 and December 4, 2045.

Our base editor systems are protected by two issued U.S. patents and five pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them. Our base editor systems are also protected by two issued foreign patents with composition of matter claims covering genome editing systems using nucleases and base editors, 25 pending foreign patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, Mexico, and Brazil, and one PCT patent applications with composition of matter claims covering genome editing systems using nucleases and base editors and methods of using them. The aforementioned issued foreign patent will expire on September 9, 2041. If issued, the aforementioned patent applications are expected to expire between September 10, 2041 and October 6, 2045.

Our CAST systems are protected by five pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them. Our CAST systems are also protected by 44 pending foreign patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them, including in Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, India, Israel, Japan, South Korea, and Mexico, and one PCT patent applications with composition of matter claims covering genome editing systems using nucleases in combination with either recombinases or transposases and methods of using them. If issued, the aforementioned patent applications are expired to expire between August 23, 2041 and August 5, 2045.

Our Cas chimera systems are protected by two pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using chimeric nucleases and methods of using them. Our Cas chimera systems are also protected by two issued foreign patents in Great Britain and Hong Kong, and 20 pending foreign patent applications, including in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico with composition of matter claims covering genome editing systems using chimeric nucleases, and one PCT patent applications with composition of matter claims covering genome editing systems using chimeric nucleases and methods of using them. If issued, the aforementioned patent applications are expected to expire between January 21, 2042 and September 13, 2044.

Our SMART nuclease systems are protected by two issued U.S. patent and four pending U.S. non-provisional patent applications with composition of matter claims covering genome editing systems using small nucleases. Our SMART nuclease systems are also protected by 8 issued foreign patents in Great Britain, Korea, Spain, Ireland, Switzerland, and Japan, 26 pending foreign patent applications with composition of matter covering genome editing systems using small nucleases and methods of using them, including in Australia, Canada, China, Europe, Great Britain, Hong Kong, India, Japan, Korea, and Mexico, and one PCT patent application with composition of matter claims covering genome editing systems using small nucleases and methods of using them. The aforementioned issued U.S. patent will expire on March 30, 2041 and the aforementioned issued foreign patents will expire on March 30, 2041. If issued, the aforementioned patent applications are expected to expire between March 30, 2041 and August 21, 2045.

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

Trademarks

As of December 31, 2025, we own the trademark registrations for Metagenomi in the United States and we have trademark applications for Metagenomi SMART in the United States.

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

Government Regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, quality control, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising, and other promotional practices involving biological products. Each clinical trial protocol for a gene therapy product must be reviewed by the FDA. FDA approval must be obtained before the marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain or maintain the required regulatory approvals.

U.S. Biological Product Development Process

The process required by the FDA before a biological product candidate may be marketed in the United States generally involves, but is not limited to the following:

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in accordance with cGMPs to ensure the continued safety, purity, and potency of such product. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the biological product will be manufactured, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including responses to requests for additional information or clarification, which may include the potential requirement to conduct additional preclinical studies or clinical trials or additional manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application, or request an opportunity for a hearing. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, and may require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

RMAT Designation

As part of the 21st Century Cures Act, Congress amended the FD&C Act to facilitate an efficient development program for and expedite review of regenerative medicine advanced therapies (“RMAT”), which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products, with limited exceptions. RMAT do not include those HCT/Ps regulated solely under section 361 of the PHS Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of the FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help with, but does not guarantee, an expedited development or approval process.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the or FD&C Act, as amended, the FDA incentivizes the development of product candidates that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biologic for such disease or condition will be received from sales in the United States of such drug or biologic. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent marketing application after the date of approval of the rare pediatric disease drug product. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher (“PRV”) upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s authority to award rare disease priority review vouchers has been extended by Congress through September 30, 2029.

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

If any of our product candidates obtain marketing approval, we also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, FDA Form 483s, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

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

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, authorization must be obtained from the national competent authority and the relevant ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”) for clinical trial authorization in up to 30 EU/ EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (“Member States concerned”) of a draft report prepared by a Reporting Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

A pediatric investigation plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when an MA holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union. Medicines authorized across the European Union with the results of studies from a PIP included in the product information may be eligible for an extension of their supplementary protection certificate (“SPC”) by six months (provided an application for such extension is made at the same time as filing the SPC application for the product, or no later than two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA may be available free of charge or at reduced fees for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA (“PUMA”). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

In March 2016, the EMA launched an initiative, the PRIority MEdicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and may support eligibility for accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

All of the aforementioned European Union rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the United Kingdom; however, new legislation such as the Clinical Trials Regulation is not applicable in the United Kingdom. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain"), which continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the Medicines and Healthcare products Regulatory Agency ("MHRA") with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

Since January 1, 2024, the MHRA may rely on the International Recognition Procedure ("IRP") when reviewing certain types of marketing authorization applications. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EMA in the EU). The MHRA will conduct a targeted assessment of IRP applications but retains the authority to reject applications if the evidence provided is considered insufficiently robust. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous two years. If there are such major objections identified or such approval has not been granted within the previous two years, then the relevant timeframe for the MHRA decision is within 110 days. Applicants can submit initial marketing authorization applications to the IRP, but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. There is no pre-MA orphan designation in the United Kingdom. Instead, the MHRA reviews applications for orphan designation to the corresponding marketing authorization application. The criteria are essentially the same, but have been tailored for the United Kingdom market, i.e., the prevalence of the condition in the United Kingdom (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the United Kingdom.

Other Healthcare Laws and Compliance Requirements

Other Healthcare Laws

Biotechnology companies are subject to additional healthcare laws in the jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as, in the future sell, market and distribute any products for which we obtain regulatory approval. Such laws include, without limitation, state and federal patient data privacy and security laws (including HIPAA and analogous state privacy laws), federal and state anti-kickback laws, physician-self referral laws, false claims and transparency laws (including federal and state price reporting, disclosure and transfer-of-value requirements) and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other health care providers, and similar healthcare laws and regulations in the EU and other jurisdictions. Many of these laws are evolving and are subject to varying interpretations, and compliance is often dependent on the specific facts and circumstances of a company’s activities. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, reputational harm, and exclusion from participation in federal and state healthcare programs or other government contracts and imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis, and coverage determinations and reimbursement levels may differ significantly among payors and geographic regions. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services and may impose additional utilization management controls such as prior authorization, step therapy, quantity limits, or restrictive formularies. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs and because reimbursement may be bundled with the procedure or site-of-care payment rather than paid separately. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization or adoption.

The U.S. government, state legislatures and foreign governments have also continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic (or biosimilar) products. In addition, recent legislative and regulatory initiatives have increased scrutiny of pricing practices and expanded manufacturer financial responsibility under government healthcare programs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales and our ability to successfully commercialize any approved products.

Healthcare Reform

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments, drug pricing and discount obligations, and changes to fraud and abuse laws, among other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These payment reductions, and similar measures that may be adopted in the future, could indirectly affect provider reimbursement, utilization and coverage decisions for pharmaceutical products.

More recently, the Inflation Reduction Act of 2022 (“IRA”), includes several provisions that impact the pharmaceutical industry, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if the only approved indication(s) is for a rare disease or condition. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, there has been increasing legislative, regulatory and enforcement interest in the United States with respect to prescription drug pricing practices, including scrutiny of manufacturer pricing strategies, patient support programs, and relationships with pharmacy benefit managers and other intermediaries. Federal and state lawmakers have proposed and enacted legislation aimed at increasing pricing transparency, limiting certain fees and rebates, and reforming reimbursement methodologies, particularly within Medicare, Medicaid and other government healthcare programs.

Recent presidential administrations have also issued executive orders and supported regulatory initiatives intended to reduce prescription drug costs, including proposals related to most-favored-nation pricing, international reference pricing, and alternative payment and distribution models. In 2025, executive actions and proposed regulations were announced that could, if implemented, seek to impose pricing benchmarks tied to foreign reference prices or expand government leverage over drug reimbursement under Medicare and Medicaid. The scope, timing and ultimate impact of these initiatives remain uncertain and may be subject to legal challenge.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 119 full-time employees, of which 39 have M.D. or Ph.D. degrees. Within our workforce, 98 employees are engaged in research and development and 21 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in the our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action, which is currently pending. We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. We intend to defend vigorously against this litigation. See Note 8, “Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Corporate Information

We commenced our current operations and converted to a Delaware limited liability company in September 2018. We were originally founded as Metagenomi.co, a Delaware corporation, in September 2016. On January 24, 2024, we completed a series of transactions, which we refer to collectively as the Reorganization. As a result of the Reorganization, Metagenomi Technologies, LLC merged with and into its wholly-owned subsidiary, Metagenomi, Inc., a Delaware corporation, with Metagenomi, Inc. continuing as the surviving corporation. In connection with the Reorganization, (i) all of the outstanding common unitholders of Metagenomi Technologies, LLC received shares of common stock of Metagenomi, Inc., (ii) all of the outstanding preferred unitholders of Metagenomi Technologies, LLC received shares of preferred stock of Metagenomi, Inc. and (iii) certain holders of profits interest units in Metagenomi Technologies, LLC received shares of common stock and restricted common stock in Metagenomi, Inc. as determined by the applicable provisions of the Metagenomi Technologies, LLC operating agreement in effect immediately prior to the Reorganization. Immediately prior to the completion of the IPO, all outstanding shares of preferred stock of Metagenomi, Inc. were converted into shares of common stock. In January 2026, Metagenomi, Inc. changed its name to Metagenomi Therapeutics, Inc.

Metagenomi Therapeutics, Inc. is the registrant for purposes of this Annual Report on Form 10-K. Our financial statements for reporting periods prior to the name change were reported from Metagenomi, Inc. Our financial statements for reporting periods prior to the Reorganization were reported from Metagenomi Technologies, LLC.

Our principal executive offices are located at 5959 Horton Street, 7th Floor, Emeryville, California 94608, and our telephone number is (510) 871-4880.

Our website address is https://www.metagenomi.co. The information contained in or accessible from our website is not incorporated into this filing, and you should not consider it part of this filing. We have included our website address in this filing solely as an inactive textual reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes appearing at the end of this Annual Report on Form 10-K, before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Financial Position and Need for Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $310.9 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. In March 2025, we filed a Shelf Registration Statement on Form S-3 (File No. 333-285867) with the U.S. Securities and Exchange Commission, which was declared effective on March 25, 2025, and permits us to sell from time to time up to $250.0 million of shares of our common stock and other securities in one or more offerings in amounts, at prices, and on the terms that we will determine at the time of any such offering.

In connection with the Shelf Registration Statement, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) on March 17, 2025, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. As of December 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of December 31, 2025, our cash, cash equivalents and available-for-sale marketable securities were $160.8 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $175.3 million (which are not subject to expiration) and state net operating loss carryforwards of $213.5 million (which begin to expire in various amounts in 2037), $3.3 million of research credit carryforwards for federal income tax purposes (which begin to expire in 2045) and $6.1 million of research credit carryforwards for state income tax purposes (which do not expire and can be carried forward indefinitely). To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses (“NOLs”) may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We may experience ownership changes in the future, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by our subsidiary may not be available to offset taxable income earned by our subsidiary. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. In recent years, many such changes have been made, including the One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, currently, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Section 174 of the Code. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Risks Related to Business, Technology, and Industry

We are very early in our development efforts, and we have not yet initiated clinical development of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our future product candidates into and through clinical trials, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date on research efforts including preclinical studies. Currently, all of our programs are still in the research, lead optimization, or IND-enabling stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our future product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND application and finalizing the trial design based on discussions with the FDA. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. For example, emerging data relating to our hemophilia A development candidate, MGX-001, from our NHP studies using our bioengineered B-domain deleted FVIII construct has, to date, demonstrated both high activity as well as high variability related to FVIII. While we have not received all of the data from the studies, we have commenced additional studies and may consider alternatives to this bioengineered FVIII construct. While we are planning to achieve our IND submission timelines, the need to conduct additional studies and/or consider alternatives to bioengineered FVIII, the risks described above relating to the FDA submission process, coupled with the uncertain regulatory environment in the United States, could delay our current expected IND submission timelines.

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

The future geopolitical landscape also remains particularly uncertain as a result of evolving U.S. and foreign political developments. Any resulting changes in international trade relations, legislation and regulations, including those related to trade tariffs, taxation, and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

We use artificial intelligence in our business, and challenges with properly managing its use, as well as uncertainty regarding the legal landscape surrounding the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate artificial intelligence (“AI”) solutions into our platform, and these applications may become important in our operations over time. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy risks and cybersecurity and data provenance challenged, among other risks. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. For example, the FDA has issued draft guidance on the use of AI to produce information or data intended to support regulatory decision-making regarding the safety, effectiveness, or quality of drugs and biological products.

Even in the absence of dedicated AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk that implicates the personal information of customers or patients. Any cybersecurity incidents or data breaches related to our use of AI applications could adversely affect our reputation and results of operations.

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

However, there can be no assurance that we will successfully obtain such designations for any potential product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy (“RMAT”) designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a biologics license application (“BLA”) for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification. We may also seek rare pediatric disease designation for some of our potential product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher

(“PRV”) at the time the application is approved. Under the FD&C Act, we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. The FDA is currently authorized by Congress to award rare pediatric disease priority review vouchers through September 30, 2029. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

In addition, in the European Union, we may seek to participate in the EMA’s PRIority MEdicines (“PRIME”) scheme for our potential product candidates. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Eligible products must target conditions for which there is an unmet medical need (no treatment option exists in the European Union or, they can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our potential product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

In addition, the One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

Our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators, contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, malicious uses of AI, computer viruses, computer hackers, social engineering attacks (including phishing attacks), ransomware, malware, social engineering, service interruptions, system malfunction, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, wrongful conduct by insider employees or vendors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and cybersecurity incidents or data breaches, we and our third-party vendors, like other companies in our industry, have in the past and may in the future experience cybersecurity incidents which could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary, personal or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

If we were to experience a cybersecurity incident, data breach, or other security event relating to our information systems or data, the costs, time and effort associated with the investigation, remediation and potential notification of the breach to counterparties, regulators and data subjects could be material. We may incur significant costs in an effort to detect and prevent security incidents or data breaches, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident or data breach. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. The risk of a cybersecurity incident, data breach, or other security event, particularly through cyberattacks including supply chain attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. As a result, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of critical information. We cannot guarantee that we will be able to detect or prevent any such incidents, and our remediation efforts may not be successful or timely. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information.

To the extent that any cybersecurity incident, data breach, or other security event were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’, contractors’, consultants’ or other third parties’ data, including personal information, or applications or inappropriate disclosure, loss, destruction or alteration of, or access to, confidential, personal or proprietary information, we would be required to notify affected stakeholders and could incur significant liability including litigation exposure, substantial penalties and fines, we could become the subject of regulatory action, inquiry or investigation, our competitive position could be harmed, we could incur significant reputational damage and the further development and commercialization of any product candidates we may develop could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Cyber liability insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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
•
the FD&C Act, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the EU.

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

Risks Related to Personnel, Operations, and Growth

We may not realize the expected operational or financial benefits from our organizational changes, which could also have unintended consequences and adversely impact our financial position, results of operations and cash flows.

On November 11, 2025, we announced a new Chief Executive Officer and a strategic restructuring that included a reduction in our organizational headcount of 25%. We recognized substantially all of the charges related to workforce reduction in the quarter ended December 31, 2025.

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

In November 2025, we experienced the departure of our Founder and Chief Executive Officer, Brian C. Thomas. Jian Irish, our former President and Chief Operating Officer, was appointed as our new Chief Executive Officer and President. We are highly dependent on principal members of our management and scientific teams. Such principal members are engaged “at will,” meaning we or they may terminate the relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. For us to successfully compete and grow, we must recruit, retain, and develop talent who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human capital capable of maintaining continuity in our business.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, our company-building efforts and establishment of a company culture will also be important to developing an innovative company in a high-evolving area. We may not be able to succeed in these efforts to build Metagenomi Therapeutics as an attractive and exciting place to build a career or to attract and retain these types of personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We may also encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. The inability to recruit, or loss of services of, certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect to expand our research, development, delivery, manufacturing, commercialization, regulatory, and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may fail to manage our growth effectively. Following our workforce reduction, we had 119 full-time employees, of which 39 have M.D. or Ph.D. degrees. Within our workforce, 98 employees are engaged in research, development and technical operations, and 21 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

There is substantial uncertainty as to how and the extent the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those any future partners, collaborators, or licensees may be eligible for limited patent term restoration under the Hatch-Waxman Amendments. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates.

We may not be granted any extensions for which we apply in the U.S. or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or if the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

It is possible that defects of form in the preparation or filing of our patent portfolio may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, or licensees whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patent portfolio, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel, outside patent annuity service or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the U.S. Court of Appeals for the Federal Circuit recently issued a decision involving the interaction of a patent term adjustment, terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Similarly, foreign courts have made and will continue to make changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Additionally, in July 2025, the U.S. Food and Drug Administration (FDA) announced its intent to increase transparency by publicly releasing portions of Complete Response Letters (CRLs) issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls (CMC) data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics or biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a relatively new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, but for proceedings such as an opposition, each European patent would need to be challenged in each individual country.

Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Government actions may also prevent filing, prosecution and maintenance of issued patents in various jurisdictions. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in such jurisdictions. If such an event were to occur, it could have a material adverse effect on our business. In addition, jurisdictions outside of the U.S. could also permit our patents to be exploited without consent or compensation. In such circumstances we would not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Additionally, changes in US trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

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

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors or other third parties may avail themselves of safe harbor under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials and may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors do not infringe our patents. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights of others. Additionally, other entities may have, develop or obtain patents that could impair our competitive position or limit our ability to make, use, sell, offer for sale or import our product candidates. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology industry. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Third-party patents or patent applications may include claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. We may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technology and product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. Identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and ambiguity in the meaning of patent claims. Generative artificial intelligence resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party’s intellectual property.

Third parties may assert patent infringement claims against us directed at any of our product candidates based on existing patent applications or patents that may be granted in the future, regardless of their merit. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement or other action asserted against us regardless of our perception of the merits of the case. An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, our agreements with some of our suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

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

In addition, we have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as collaborators, CROs, third-party manufacturers, consultants, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees or other third parties inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of any such claims, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of resources from our business. We cannot predict whether we would prevail in any such claims. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, including the loss of valuable intellectual property rights or personnel, all of which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

We have entered into and may in the future enter into license agreements with third parties to advance our research or allow commercialization of product candidates. These licenses may not provide us with exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license. If our licensors fail to prosecute, maintain, enforce, and defend, or lose rights to such patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any product that is the subject of such licensed rights could be adversely affected. Even where we have the right to control patent prosecution of patents and patent applications we have/will license from third parties, we may still be adversely affected or prejudiced by actions or inactions taken by or on behalf of our licensors prior to the date upon which we assumed control over patent prosecution.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, our rights to use the licensed intellectual property would not be exclusive and they may be able to license such patents to our competitors, permitting our competitors to market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

Our future licenses likely will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with any of these or other obligations in our license agreements, we may be required to pay damages and the licensor may have the right to terminate the licenses. Termination by the licensor would cause us to lose valuable rights and could prevent us from developing and commercializing our product candidates and proprietary technologies. Our business would be seriously harmed if any future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. If any such event occurs, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Further, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise between us and our future licensors. In spite of our efforts, our future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain licensing arrangements on commercially acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property rights, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our licensors may also own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating our licensor’s rights. In addition, while we cannot currently determine the amount of royalty obligations we would be required to pay on the sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in product candidates that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize any product candidates, we may be unable to achieve or maintain profitability.

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

In addition to challenges during litigation, third parties can challenge the validity of our patents in the United States using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancelation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancelation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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
•
general economic, industry and market conditions, such as those arising from U.S.-China relations, interest rate fluctuations and inflation or deflation;
•
global health pandemics, epidemics or outbreaks of a contagious illness;
•
geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan; and
•
the other factors described in this “Risk Factors” section.

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

We may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of December 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of December 31, 2025, 37,620,668 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Our second amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our second amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our second amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our second amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, the respective rules and regulations promulgated thereunder or the Federal Forum Provision. In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our second amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Provisions in our amended and restated certificate of incorporation, as amended, and second amended and restated bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation, as amended, and second amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation, as amended, and second amended and restated bylaws include provisions that:

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
•
expressly authorized our Board to make, alter, amend or repeal our second amended and restated bylaws; and
•
require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation, as amended, and second amended and restated bylaws.

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

Any provision of our amended and restated certificate of incorporation, as amended, second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Our cybersecurity risk management program is comprised of a number of components, including but not limited to a risk assessment incorporating elements of industry-standard frameworks, penetration testing, endpoint detection and response, email security, system log monitoring and alert platform, and security operations center, functioning 24x7. We have an employee training program that includes annual cybersecurity awareness training that is reinforced by frequent phishing campaigns. We also maintain an incident response plan and related processes to help guide our response to cybersecurity incidents.

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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding legal proceedings, refer to “Note 8. Commitments and Contingencies – Legal contingencies” in the accompanying “Notes to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Select Market under the symbol “MGX” on February 9, 2024. Prior to this date, there was no public trading market for our common stock.

Stockholders

As of March 2, 2026, we had approximately 37,620,530 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024. For our discussion of the year ended December 31, 2024, as compared to the year ended December 31, 2023, refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are an in vivo genome editing company capitalizing on our proprietary technologies to create curative genetic medicines for patients. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel gene editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We leverage machine learning and artificial intelligence to enhance our signature gene editing systems. In late 2025, we made the decision to strategically reprioritize our pipeline and discovery efforts to focus our resources on driving forward our lead programs that utilize our most advanced, signature gene-editing capabilities with the highest probability of success while maintaining financial discipline to drive sustainable growth and long-term value. We increased our focus on high-value programs in disease indications with well-understood biology and clearly defined clinical development and regulatory pathways to accelerate programs with the potential to deliver therapeutic benefits of gene editing to patients.

Wholly Owned Programs

MGX-001 – Novel, Durable, Site-Specific Genome Integration for Expression of Factor VIII (FVIII)

MGX-001 is designed to provide curative, life-long protection from bleeding events and joint damage in adults and children with hemophilia A from a single administration. MGX-001 is designed to insert a Factor VIII (“FVIII”) DNA cassette into a “safe harbor location” within an intron of the albumin gene, leveraging the strong native albumin promoter to express FVIII.

In November 2025, we announced preclinical data from a dose range finding study of MGX-001 in non-human primates (“NHPs”), where MGX-001 demonstrated curative FVIII activity with best-in-class treatment potential. The data also demonstrated clear dose dependency across both the AAV and LNP components of MGX-001, informing our clinical dose-regimen strategy. This data builds upon an earlier study, where we demonstrated durable FVIII activity over an approximately 19-month study in NHPs, with an encouraging safety profile. MGX-001 has also shown no detectable off-target editing in a series of orthogonal assays employed to discover and validate potential off-target sites.

In the fourth quarter of 2025, we completed a pre-IND meeting for the development of MGX-001. We remain on track for regulatory submission to advance a global clinical program, including an investigational new drug application (“IND”) in the fourth quarter of 2026, and subject to regulatory clearance, initiate clinical trials in 2027.

MGX-001 Large Gene Integration System for Secreted Protein Deficiency Disorders

Leveraging the MGX-001 site-specific genome integration system, we are pursuing other secreted protein deficiencies. In late 2025, we demonstrated the curative potential of the MGX-001 large gene integration system in an additional secreted protein disorder, antithrombitin III (“AT-III”) deficiency, in an in vivo study in NHPs.

Ionis Collaboration

In November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. We are currently in Wave 1 of our collaboration with Ionis Pharmaceuticals, Inc. (“Ionis) focused on four disease targets in cardio metabolic indications. In December 2025, we announced apolipoprotein C-III (“APOC3”) for the treatment of high triglycerides (“HTG”) as the third collaboration target in Wave 1, and we jointly presented NHP preclinical data at the Nature Conference, “Cracking the Code: Nucleic Acid Medicines Coming of Age.” Additional targets in Wave 1 include transthyretin (“TTR”) for transthyretin amyloidosis, angiotensinogen (“AGT”) for refractory hypertension, and one undisclosed program. All four targets in Wave 1 are in the lead optimization phase of development and are designed to achieve protein reduction via gene knockout.

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

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of December 31, 2025, no shares have been sold under the ATM Sales Agreement.

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

Macroeconomic Trends

Unfavorable conditions in the economy in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, new laws and regulations enacted by the Trump administration, including, but not limited to, the One Big Beautiful Bill Act (the “OBBBA”), economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations, but we continue to monitor these developments closely. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Collaboration and License Agreements

As part of our strategy, we have entered into license and collaboration agreements with third parties for one or more of our programs or product candidates we may develop. For example, in September 2025, we entered into the Acuitas License Agreement to license certain Acuitas LNP technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate our company's proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target. In November 2022, we entered into a Collaboration and License Agreement with Ionis to research, develop and commercialize investigational medicines using our genome editing technologies. Refer to Note 7, “Significant Agreements”, in our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the terms of the agreements between us and our collaborators.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Moderna (prior to the termination of the Moderna Agreement), Ionis and Affini-T (prior to the termination of the Affini-T Agreement). These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $25.2 million and $52.3 million for the years ended December 31, 2025 and 2024, respectively.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2, “Summary of Significant Accounting Policies”, in our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We expect our research and development expenses will increase substantially as we advance our programs through their planned preclinical and clinical development.

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

Benefit from Income Taxes

Prior to the Reorganization, Metagenomi LLC was taxed under the provisions of Subchapter K — Partners and Partnerships of the Internal Revenue Code. Under those provisions, Metagenomi LLC did not pay federal or state corporate income taxes on its taxable income. Instead, each member included net operating income or loss for Metagenomi LLC on its individual return. After the Reorganization and name change, Metagenomi Therapeutics, Inc. is a corporation for tax purposes and is subject to income taxes.

As of December 31, 2025, we had net operating loss carryforwards of $175.3 million and $213.5 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards do not expire. State net operating loss carryforwards begin expiring in 2037. As of December 31, 2025, we had $3.3 million federal research and development credit carryforwards, which begin expiring in 2045. As of December 31, 2025, we had state research and development credit carryforwards of $6.1 million, which do not expire.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our entities’ historical operating losses and forecast of future losses, we have provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Change
Collaboration revenue	$25,210	$52,295	$(27,085)
Operating expenses:
Research and development	94,433	109,179	(14,746)
General and administrative	26,790	32,017	(5,227)
Total operating expenses	121,223	141,196	(19,973)
Loss from operations	(96,013)	(88,901)	(7,112)
Other income (expense):
Interest income	9,470	14,722	(5,252)
Change in fair value of long-term investments	(1,292)	(9,185)	7,893
Other expense, net	(91)	(207)	116
Total other income, net	8,087	5,330	2,757
Net loss before benefit from income taxes	(87,926)	(83,571)	(4,355)
Benefit from income taxes	58	5,513	(5,455)
Net loss	$(87,868)	$(78,058)	$(9,810)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Change
Ionis	$24,621	$30,439	$(5,818)
Moderna	—	18,742	(18,742)
Affini-T	564	3,114	(2,550)
Other	25	—	25
Total collaboration revenue	$25,210	$52,295	$(27,085)

Collaboration revenue decreased $27.1 million for the year ended December 31, 2025, as compared to the prior year, primarily driven by a $18.7 million decrease in revenue related to the Moderna Agreement due to the recognition of all remaining deferred revenue upon termination of the Agreement during the year ended December 31, 2024, a $5.8 million decrease in revenue related to the Ionis Agreement due to the timing of work performed and a $2.6 million decrease in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Change
Employee-related expenses	$32,063	$38,317	$(6,254)
Stock-based compensation	4,817	8,891	(4,074)
Research and development supplies and services	30,067	33,237	(3,170)
Facilities and overhead costs	23,964	25,409	(1,445)
Professional services and consulting	3,522	3,325	197
Total research and development expense	$94,433	$109,179	$(14,746)

Research and development expenses decreased $14.7 million for the year ended December 31, 2025, as compared to the prior year, primarily due to decreases of $6.3 million in employee-related expenses and $4.1 million in stock-based compensation expense primarily due to a decrease in headcount, $3.2 million in research and development supplies and services primarily due to a decrease in lab supplies purchased as a result of the decrease in headcount, and $1.4 million in facilities and allocated overhead, including repairs and maintenance costs and common facilities related expenses allocated to research and development.

General and Administrative Expenses

General and administrative expenses decreased $5.2 million for the year ended December 31, 2025, as compared to the prior year, primarily related to decreases of $2.5 million in professional services and consulting costs primarily as more of this work is now performed in-house, $1.3 million in employee-related expenses and $0.3 million in stock-based compensation expense primarily due to a decrease in headcount and $1.1 million in facilities and allocated overhead.

Total Other Income, Net

Total other income, net, increased $2.8 million for the year ended December 31, 2025, as compared to the prior year, primarily due to a net change in the fair value of our long-term investment in Affini-T in which the Company recognized a loss of $1.3 million during the year ended December 31, 2025 compared to a loss of $9.2 million during the year ended December 31, 2024, partially offset by a $5.3 million decrease in interest income.

Benefit from Income Taxes

Benefit from income taxes decreased by $5.5 million for the year ended December 31, 2025, as compared to the prior year. The benefit for income taxes for the year ended December 31, 2025 was primarily due to a return to provision adjustment related to the prior year return. The benefit from income taxes for the year ended December 31, 2024 was primarily due to our intention to elect to carry back the 2024 research and development credit to the prior year, in addition to a return to provision adjustment related to the prior year return.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our IPO. Additionally, through December 31, 2025, we received approximately $120.0 million in upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of December 31, 2025, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $310.9 million.

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
•
the effect of competing technological and market developments; and
•
the impact of health epidemics, pandemics, and other widespread outbreaks of contagious disease, as well as other factors, including inflation, economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

As of December 31, 2025, we had $160.8 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(88,892)	$(109,073)
Net cash provided by (used in) investing activities	103,529	(88,157)
Net cash provided by (used in) financing activities	(356)	84,013
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,281	$(113,217)

Cash Flows from Operating Activities

Net cash used in operating activities was $88.9 million for the year ended December 31, 2025 and consisted primarily of our net loss of $87.9 million and changes in our net operating assets and liabilities of $22.1 million, partially offset by net non-cash charges of $21.1 million. The net change in our operating assets and liabilities consisted primarily of a decrease of $21.1 million in deferred revenue as we recognized revenue based on work performed under our collaboration agreements, a decrease of $5.6 million in operating lease liabilities due to recurring payments under the existing lease agreements and a decrease $1.6 million in accrued expenses and other current liabilities, partially offset by a decrease of $4.3 million in prepaid expenses and other current assets primarily due to a decrease in other current assets as we received our 2023 tax refund, an increase of $1.1 million in accounts payable and a decrease of $1.0 million in accounts receivable. The net non-cash charges consisted primarily of $11.9 million in stock-based compensation expense, $5.3 million of depreciation expense, $5.3 million in non-cash lease expense, a $1.3 million charge related to the fair value of our investments in Affini-T and a $0.5 million loss on the write-off of fixed assets, partially offset by $3.0 million in amortization of discounts on available-for-sale marketable securities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $103.5 million primarily due to net maturities of available-for-sale securities of $104.1 million, partially offset by purchases of property and equipment of $0.6 million.

Net cash used in investing activities for the year ended December 31, 2024 was $88.2 million primarily due to net purchases of available-for-sale securities of $84.7 million and purchases of property and equipment of $3.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $0.4 million primarily due to a payment of deferred financing costs, partially offset by proceeds from our ESPP.

Net cash provided by financing activities for the year ended December 31, 2024 was $84.0 million due to net proceeds from the issuance of our common stock in our IPO, net of issuance costs paid during the period.

Contractual Obligations and Commitments

Leases

As of December 31, 2025, we leased our office and laboratory space under three lease agreements and one vivarium lease agreement. Remaining lease obligations under our non-cancelable leases were $53.5 million as of December 31, 2025, including $10.2 million payable through December 31, 2026 and $43.3 million for the remainder of the leases’ terms. For additional information on our leases and timing of future lease payments refer to Note 8, “Commitments and Contingencies”, in our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Obligations

We enter into contracts in the normal course of business with various third parties for preclinical research studies and supplies, and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon prior written notice or are not material.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, “Summary of Significant Accounting Policies”, to our financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

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

On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition under our collaboration agreements, stock-based compensation expense, the valuation of deferred tax assets, and uncertain income tax positions. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2, “Summary of Significant Accounting Policies”, to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Metagenomi Therapeutics, Inc. accounts for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess the need for a valuation allowance against our deferred tax assets based on all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and our historical earnings experience by taxing jurisdiction. Significant judgment is required in making this assessment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is presented beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

(a)
None.
(b)
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, San Jose, California, PCAOB Auditor Firm ID 238.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements. The financial statements of Metagenomi Therapeutics, Inc. and the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
(b)
Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1+	Agreement and Plan of Merger by and between Metagenomi Technologies, LLC and Metagenomi, Inc., dated January 24, 2024	S-1	02/07/2024	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	02/13/2024	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	01/12/2026	3.1

3.3	Second Amended and Restated Bylaws	8-K	01/12/2026	3.2

4.1+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated January 24, 2024	S-1	02/07/2024	4.1

4.2	Form of Common Stock Certificate	S-1	02/07/2024	4.2

4.3	Description of Securities of Registrant				X

10.1#	2024 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	02/07/2024	10.2

10.2#	2024 Employee Stock Purchase Plan	S-1	02/07/2024	10.3

10.3#	Form of Officer Indemnification Agreement	S-1	02/07/2024	10.4

10.4#	Form of Director Indemnification Agreement	S-1	02/07/2024	10.5

10.5†	Strategic Collaboration and License Agreement by and between the Registrant and ModernaTX, Inc., dated October 29, 2021	S-1	02/07/2024	10.6

10.6†	Collaboration and License Agreement by and between the Registrant and Ionis Pharmaceuticals, Inc., dated November 10, 2022	S-1	02/07/2024	10.7

10.7†	Non-Exclusive License Agreement by and between the Registrant and Acuitas Therapeutics, Inc., dated September 29, 2025	10-Q	11/12/2025	10.1

10.8	Open Market Sales AgreementSM between the Registrant and Jefferies LLC, dated as of March 17, 2025	10-Q	05/13/2025	10.1

10.9	Lease Agreement between EPL Halleck Investors LLC and Metagenomi, Inc., dated January 22, 2021	S-1	02/07/2024	10.9

10.10	Sublease Agreement between Dynavax Technologies Corporation and Metagenomi, Inc., dated March 7, 2024	10-K	03/27/2024	10.9

10.11	Lease Agreement between Park Avenue Building LLC and Metagenomi, Inc., dated September 29, 2021	S-1	02/07/2024	10.11

Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.12#	Transition Agreement between the Registrant and Brian C. Thomas, dated as of November 6, 2025				X

10.13#	Employment Agreement between the Registrant and Jian Irish, dated as of November 6, 2025				X

10.14#	Employment Agreement between the Registrant and Pamela Wapnick, dated as of November 6, 2025				X

10.15#	Form of Confidentiality and Invention Assignment Agreement	S-1	02/07/2024	10.15

19.1	Insider Trading Policy	10-K	03/17/2025	19.1

21.1	Subsidiaries of the Registrant	S-1	02/07/2024	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Compensation Recovery Policy	10-K	03/27/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Metagenomi Therapeutics, Inc.

Date: March 5, 2026	By:	/s/ Jian Irish
Jian Irish, Ph.D., M.B.A.
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL BY THESE PRESENT, that each individual whose signature appears below hereby constitutes and appoints each of
Jian Irish and Pamela Wapnick, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jian Irish	President, Chief Executive Officer and Director	March 5, 2026
Jian Irish, Ph.D., M.B.A.	(Principal Executive Officer)

/s/ Pamela Wapnick	Chief Financial Officer	March 5, 2026
Pamela Wapnick, M.B.A.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Willard Dere	Director, Chairman of the Board	March 5, 2026
Willard Dere, M.D.

/s/ Eric Bjerkholt	Director	March 5, 2026
Eric Bjerkholt, M.B.A.

/s/ Juergen Eckhardt	Director	March 5, 2026
Juergen Eckhardt, M.D., M.B.A.

/s/ Laurence Reid	Director	March 5, 2026
Laurence Reid, Ph.D.

/s/ Brian C. Thomas	Director	March 5, 2026
Brian C. Thomas, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Metagenomi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying 2025 financial statements of Metagenomi Therapeutics, Inc. and the 2024 consolidated financial statements of Metagenomi Therapeutics, Inc, and its subsidiaries (collectively referred to as the “Company”), which comprise the balance sheets as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company has incurred net operating losses and negative cash flows from operations. Management's evaluation and conditions related to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 5, 2026

We have served as the Company’s auditor since 2022.

Metagenomi Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,722	$27,386
Available-for-sale marketable securities	119,077	220,921
Accounts receivable	305	1,257
Prepaid expenses and other current assets	4,434	8,396
Total current assets	165,538	257,960
Property and equipment, net	12,288	17,740
Long-term investments	2,154	3,447
Operating lease right-of-use assets	35,094	39,917
Other assets	836	287
Restricted cash	5,193	5,248
Total assets	$221,103	$324,599
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,489	$533
Accrued expenses and other current liabilities	6,719	8,422
Current portion of operating lease liabilities	6,025	5,592
Deferred revenue	8,700	22,762
Total current liabilities	22,933	37,309
Non-current portion of operating lease liabilities	34,632	40,186
Deferred revenue, non-current	2,989	10,237
Other non-current liabilities	1,953	2,010
Total liabilities	62,507	89,742
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,620,668 and 37,418,470 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4	4
Additional paid-in capital	469,202	457,146
Accumulated other comprehensive income	260	709
Accumulated deficit	(310,870)	(223,002)
Total stockholders’ equity	158,596	234,857
Total liabilities and stockholders’ equity	$221,103	$324,599

The accompanying notes are an integral part of these financial statements.

Metagenomi Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Collaboration revenue	$25,210	$52,295
Operating expenses:
Research and development	94,433	109,179
General and administrative	26,790	32,017
Total operating expenses	121,223	141,196
Loss from operations	(96,013)	(88,901)
Other income (expense):
Interest income	9,470	14,722
Change in fair value of long-term investments	(1,292)	(9,185)
Other expense, net	(91)	(207)
Total other income, net	8,087	5,330
Net loss before benefit from income taxes	(87,926)	(83,571)
Benefit from income taxes	58	5,513
Net loss	$(87,868)	$(78,058)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	(449)	806
Comprehensive loss	$(88,317)	$(77,252)
Net loss per share attributable to common stockholders, basic and diluted	$(2.36)	$(2.36)
Weighted average common shares outstanding, basic and diluted	37,251,050	33,027,889

The accompanying notes are an integral part of these financial statements.

Metagenomi Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
BALANCE—December 31, 2023	41,813,375	350,758	3,404,585	—	9,457	(97)	(144,944)	(135,584)
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	—	—	3,884,740	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(41,813,375)	(350,758)	23,935,594	2	350,756	—	—	350,758
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	6,250,000	1	80,729	—	—	80,730
Vesting of restricted stock units	—	—	24,801	—	—	—	—	—
Forfeiture of unvested common stock	—	—	(81,250)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,204	—	—	16,204
Other comprehensive income	—	—	—	—	—	806	—	806
Net loss	—	—	—	—	—	—	(78,058)	(78,058)
BALANCE—December 31, 2024	—	$—	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	—	—	151,193	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	—	—	138,255	—	203	—	—	203
Forfeiture of unvested common stock	—	—	(87,250)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,853	—	—	11,853
Other comprehensive loss	—	—	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	—	—	(87,868)	(87,868)
BALANCE—December 31, 2025	—	$—	37,620,668	$4	$469,202	$260	$(310,870)	$158,596

The accompanying notes are an integral part of these financial statements.

Metagenomi Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(87,868)	$(78,058)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,853	16,204
Depreciation	5,317	5,407
Loss on fixed assets write-off	502	1,042
Non-cash lease expense	5,318	4,644
Amortization of premiums and discounts on available-for-sale marketable securities	(3,000)	(6,169)
Amortization of non-cash collaboration revenue	(212)	(1,660)
Change in fair value of long-term investments	1,292	9,185
Changes in operating assets and liabilities:
Accounts receivable	952	1,194
Prepaid expenses and other assets	4,313	(2,323)
Accounts payable	1,054	(1,106)
Income tax payable	—	(3,266)
Deferred revenue and collaboration advance	(21,098)	(46,804)
Accrued expenses and other current liabilities	(1,642)	(893)
Operating lease liabilities	(5,615)	(3,401)
Other non-current liabilities	(58)	(3,069)
Net cash used in operating activities	(88,892)	(109,073)
Cash flows from investing activities
Purchases of property and equipment	(574)	(3,114)
Proceeds from sale of property and equipment	37	—
Purchases of available-for-sale marketable securities	(66,408)	(306,096)
Maturities of available-for-sale marketable securities	170,474	221,377
Purchases of long-term investments	—	(324)
Net cash provided by (used in) investing activities	103,529	(88,157)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	84,013
Proceeds from issuance of common stock under the ESPP	202	—
Payment of deferred financing costs	(558)	—
Net cash provided by (used in) financing activities	(356)	84,013
Net increase (decrease) in cash, cash equivalents and restricted cash	14,281	(113,217)
Cash, cash equivalents and restricted cash at beginning of period	32,634	145,851
Cash, cash equivalents and restricted cash at end of period	$46,915	$32,634
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$350,758
Issuance of common stock and restricted common stock in exchange for profits interests upon Reorganization	$—	$9,457
Reclassification of deferred offering costs paid in prior year to stockholders’ equity	$—	$3,283
Common shares of Affini-T received for collaboration revenue	$—	$1,632
Cash paid for income taxes net of (refunds) (Note 13)	$(2,238)	$3,505
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$41,722	$27,386
Restricted cash	5,193	5,248
Cash, cash equivalents and restricted cash at end of period	$46,915	$32,634

The accompanying notes are an integral part of these financial statements.

Metagenomi Therapeutics, Inc.

Notes to Financial Statements

1.
Description of Business, Organization and Liquidity

Organization and Business

Metagenomi Therapeutics, Inc. (“Metagenomi” or the “Company”), formerly known as Metagenomi, Inc., is an in vivo genome editing company capitalizing on its proprietary technologies to create curative genetic medicine for patients.

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

On January 26, 2024, following the Reorganization, Metagenomi, Inc. effected a reverse stock split of the shares of common stock at a ratio of 1-for-1.74692 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. The Reorganization and the Reverse Stock Split was accounted for as a reorganization of entities under common control. All redeemable convertible preferred stock, common stock, additional paid-in-capital and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reorganization and Reverse Stock Split.

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

Name Change

In the first quarter of 2026, the Company announced a corporate name change to Metagenomi Therapeutics, Inc. This change emphasized the Company’s strategic evolution focused on driving its later-stage preclinical programs into the clinic and utilizing its most advanced technologies that have the highest probability of success to deliver the benefits of gene editing therapeutics to patients.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2025, the Company had an accumulated deficit of $310.9 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. As of December 31, 2025, the Company had $75.0 million of capacity available under the ATM Sales Agreement. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all.

Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of December 31, 2025 of $160.8 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying financial statements include the accounts of Metagenomi Therapeutics, Inc. for the years ended December 31, 2025 and 2024, and the accounts of Metagenomi LLC for the year ended December 31, 2024, retroactively adjusted for the Reorganization and Reverse Stock Split, see Note 1, “Description of Business, Organization and Liquidity”.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less at the date of purchase. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents consisted of deposit accounts and investments in money market funds.

Restricted cash of $5.2 million as of December 31, 2025 and 2024 represents security deposits in the form of a letter of credit issued in connection with the Company’s leases, see Note 8, “Commitments and Contingencies”.

Marketable Securities

Investments with original maturities of greater than three months are classified as available-for-sale marketable securities on the balance sheets and consist primarily of U.S. government bonds, government agency obligations, corporate debt obligations, commercial paper, asset-backed securities and foreign debt securities. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity in the balance sheets. The Company presents accrued interest receivable related to the available-for-sale securities in prepaid expenses and other current assets, separate from available-for-sale marketable securities. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are both recorded to interest income in the statements of operations and comprehensive loss.

Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to other income (expense) in the statements of operations and comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is impaired, which would require it to record an allowance for credit losses or an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the extent to which the fair value of a security is less than its amortized cost, its intent to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related.

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

Long-Term Investments

The Company determines at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s financial statements. As of December 31, 2025 and 2024, there were no VIEs for which the Company was the primary beneficiary.

If the Company concludes that it exercises significant influence over an investees’ operations, it may account for its investment either using the equity method of accounting or fair value method. The election to account for an investment at fair value is irrevocable unless an event occurs creating a new election date. If the Company does not have a significant influence, it accounts for its investment at fair value and may elect to account for an equity security without a readily determinable fair value using the measurement alternative method. The measurement alternative method allows the Company to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in fair value and impairment losses are recognized as other income (expense) in the statements of operations and comprehensive loss.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents and available-for-sale marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents consist of cash deposited with financial institutions in the United States. Account balances may exceed federally insured limits. The Company invests in money market funds, U.S. government bonds, corporate debt obligations, commercial paper, government agency obligations, asset-backed securities and foreign debt securities, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its financial instruments.

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

The Company’s business and operations may also be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan.

Concentration of Collaboration Revenue and Accounts Receivable

The percentages of collaboration revenue and accounts receivable from each of the Company’s customers that individually accounted for 10% or more of its total collaboration revenue and accounts receivable, net were as follows:

	Years Ended December 31,
Collaboration Revenue	2025	2024
Customer A	98%	58%
Customer B	*	36%
Customer C	*	*
	98%	94%

	As of December 31,
Accounts Receivable	2025	2024
Customer A	100%	84%
Customer B	*	*
Customer C	*	16%
	100%	100%

* the customer did not account for 10% or more of collaboration revenue or accounts receivable, net

The Company reviews its accounts receivable for impairment and credit loss. There have been no impairment or credit losses recognized during the periods presented in the accompanying statements of operations and comprehensive loss.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. The accounting guidance establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short-term maturities. Financial instruments, such as money market funds, marketable securities and certain equity and long-term investments are measured at fair value at each reporting date. Usually, marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government bonds, corporate debt obligations, commercial paper, government agency obligations and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. The Company’s investments in preferred stock, common stock and warrants of Affini-T (see Note 5, “Long-Term Investments”) are Level 3 financial assets.

Deferred Finance Issuance Costs

Deferred finance issuance costs, consisting of legal, accounting and audit fees relating to in-process equity financings and initial public offering, are capitalized. The deferred finance issuance costs are offset against offering proceeds upon the completion of the financing or the offering. In the event the financing or the offering is terminated or delayed, the deferred finance issuance costs will be expensed immediately as a charge to general and administrative expenses in the statements of operations and comprehensive loss. The Company had $0.6 million and zero deferred finance issuance costs capitalized as of December 31, 2025 and 2024, respectively, included in other assets in the balance sheets.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life or the lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheets and the resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized.

The estimated useful lives of property, plant and equipment are as follows (in years):

Category	Useful Life
Laboratory equipment	5
Leasehold improvements	lesser of useful life or the lease term
Computer equipment and software	3-5
Furniture and fixtures	3-5

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease should be classified as a financing lease or operating lease at the commencement date of the lease. Operating leases with a term greater than one year are recognized on the balance sheets as operating right-of-use asset (“ROU asset”) and operating lease liabilities. We elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of one year or less (short-term leases). Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the lease term. The Company considers the lease term to be the noncancelable period that it has the right to use the underlying asset, together with any periods where it is reasonably certain it will exercise an option to extend (or not terminate) the lease. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Operating lease cost is recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are recognized as incurred.

As of December 31, 2025 and 2024, the Company had no finance leases.

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

Contract Assets and Contract Liabilities

A contract asset is a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. A receivable is recorded on the balance sheets when the Company has unconditional rights to consideration.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation, and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, third-party organizations and vendors that conduct research and development activities, regulatory support activities, manufacturing process development activities and provide supplies. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

Research and development expenses accruals are estimated based on the level of services performed, progress of the work orders, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses and other current liabilities in the balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty of the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the statements of operations and comprehensive loss.

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

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense is measured based on the estimated grant date fair value and is recognized as compensation expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for as they occur. Stock-based compensation expense is recorded as either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided.

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

Expected volatility—Expected volatility is estimated based on the historical volatility of a publicly traded set of peer companies with similar characteristics to the Company, including size, stage in the life cycle and area of specialty over a period equal to the expected term, as the Company does not have sufficient trading history for its own common stock. Since its IPO, expected volatility also takes into consideration the Company’s own historical volatility. The Company will continue to apply this process until adequate historical data regarding the volatility of its own stock price becomes available.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include common stock issuable upon conversion of redeemable convertible preferred stock, common stock issuable upon settlement of profits interests, shares of restricted stock subject to future vesting, options to purchase common stock, and restricted stock units outstanding. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential dilutive securities is anti-dilutive. In connection with the Reorganization and in accordance with ASC 260, Earnings Per Share, the conversion of common units has been retrospectively reflected in the Company’s net loss per share calculation, see Note 14, “Net Loss Per Share”.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025. Refer to Note 13, “Income Taxes”, for disclosures related to the adoption of ASU 2023-09.

Recently Issued Accounting Pronouncements

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$40,721	$40,721	$—	$—
U.S. government bonds	72,177	—	72,177	—
Government agency obligations	15,825	—	15,825	—
Corporate debt obligations	15,211	—	15,211	—
Commercial paper	15,864	—	15,864	—
Total fair value of assets	$159,798	$40,721	$119,077	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$26,169	$26,169	$—	$—
U.S. government bonds	109,657	—	109,657	—
Government agency obligations	40,544	—	40,544	—
Corporate debt obligations	32,353	—	32,353	—
Commercial paper	30,349	—	30,349	—
Asset-backed securities	5,520	—	5,520	—
Foreign debt securities	2,498	—	2,498	—
Long-term investments (Note 5)	1,292	—	—	1,292
Total fair value of assets	$248,382	$26,169	$220,921	$1,292

In addition, restricted cash of $5.2 million as of December 31, 2025 and 2024, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company has investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5, “Long-Term Investments”) which are Level 3 financial assets. The equity value of the investments in Affini-T was determined under a fair-value hybrid method with the changes in fair value recorded within other income (expense), net. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). As of December 31, 2025 and 2024, the estimated fair value of investments in Affini-T was zero and $1.3 million, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$1,292	$8,521
Fair value of investment received as collaboration consideration	—	1,632
Fair value of investment purchased in preferred stock purchase agreement	—	324
Change in fair value included in other income (expense)	(1,292)	(9,185)
Ending balance	$—	$1,292

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,721	$—	$—	$40,721
U.S. government bonds	72,006	172	(1)	72,177
Government agency obligations	15,762	63	—	15,825
Corporate debt obligations	15,201	10	—	15,211
Commercial paper	15,848	16	—	15,864
Total	159,538	261	(1)	159,798
Less: amounts classified as cash equivalents	(40,721)	—	—	(40,721)
Total available-for-sale marketable securities	$118,817	$261	$(1)	$119,077

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,169	$—	$—	$26,169
U.S. government bonds	109,096	562	(1)	109,657
Government agency obligations	40,435	109	—	40,544
Corporate debt obligations	32,352	37	(36)	32,353
Commercial paper	30,324	31	(6)	30,349
Asset-backed securities	5,507	13	—	5,520
Foreign debt securities	2,498	—	—	2,498
Total	246,381	752	(43)	247,090
Less: amounts classified as cash equivalents	(26,169)	—	—	(26,169)
Total available-for-sale marketable securities	$220,212	$752	$(43)	$220,921

As of December 31, 2025 and 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of December 31, 2025 and 2024 was $1.2 million and $1.6 million, respectively. The company has not written off any accrued interest receivable during the years ended December 31, 2025 and 2024.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$112,777	$113,038	$153,484	$153,893
Maturing in one to five years	6,040	6,039	66,728	67,028
Total available-for-sale marketable securities	$118,817	$119,077	$220,212	$220,921

5.
Long-Term Investments

Affini-T investment

In July 2024, pursuant to the terms of the Development, Option and License Agreement with Affini-T (the “Affini-T Agreement”), the Company received equity consideration of 933,650 shares of Affini-T common stock upon the achievement of a regulatory milestone related to the submission of drug master files to the Food and Drug Administration (“FDA”) in support of an IND application for Affini-T’s T-cell receptor-based therapy. Refer to Note 7, “Significant Agreements - Affini-T development, option and license agreement,” for further discussion of the Affini-T Agreement.

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

As of December 31, 2025 and 2024, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock. The Company performed a VIE analysis and concluded that it was not a primary beneficiary of Affini-T as of December 31, 2025 and 2024.

In September 2025, Affini-T made an assignment for the benefit of creditors to Affini (assignment for the benefit of creditors), LLC, a California limited liability company, pursuant to California state law. As of December 31, 2025 and 2024, the estimated fair value of the Company’s investments in Affini-T was zero and $1.3 million, respectively. The Company recognized a loss related to the change in fair value of $1.3 million and $9.2 million during the years ended December 31, 2025 and 2024, respectively.

ViTToria investment

As of December 31, 2025 and 2024, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the years ended December 31, 2025 and 2024, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of December 31, 2025 and 2024, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Balance Sheets Components

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$22,238	$23,080
Leasehold improvements	4,392	4,375
Computer equipment and software	1,275	1,068
Furniture and fixtures	344	343
Construction in progress	—	143
Total property and equipment	28,249	29,009
Less: Accumulated depreciation	(15,961)	(11,269)
Total property and equipment, net	$12,288	$17,740

Depreciation expense was $5.3 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued personnel related expenses	$4,994	$5,346
Accrued legal and professional services	711	931
Accrued research and development expenses	848	1,625
Accrued purchases of property and equipment	1	74
Other accrued liabilities	165	446
Total accrued expenses and other current liabilities	$6,719	$8,422

7.
Significant Agreements

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of December 31, 2025, the Company received a total of $2.4 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of December 31, 2025, the Company received a total of $5.8 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of December 31, 2025 and 2024. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the initial total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of December 31, 2025 and 2024. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $24.6 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively, of which $21.2 million and $26.6 million, respectively, was included in deferred revenue as of December 31, 2024 and 2023. As of December 31, 2025 and 2024, deferred revenue related to the Ionis Agreement was $11.7 million and $32.8 million, respectively. As of December 31, 2025 and 2024, the accounts receivable balance was $0.3 million and $1.1 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $16.4 million as of December 31, 2025, which the Company expects to recognize as revenue over the next two years.

Acuitas license agreement

In September 2025 (the “Effective Date”), the Company entered into a Non-Exclusive License Agreement (the “Acuitas License Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”) pursuant to which Acuitas granted the Company a non-exclusive license to certain Acuitas lipid nanoparticle (“LNP”) technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate the Company's proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target.

Simultaneous with the execution of the Acuitas License Agreement, the Company was obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense. Further, the Company is also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the Effective Date and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low mid-single digit percentage of net sales. The Company assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of December 31, 2025.

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

In connection with the Affini-T Agreement, the Company received upfront equity consideration of 719,920 shares of Affini-T’s common stock with an estimated fair value of $1.3 million in June 2022. Upon achievement of a regulatory milestone in July 2024 related to the submission of drug master files to the FDA in support of an IND for Affini-T’s T-cell receptor-based therapy, the Company received additional equity consideration of 933,650 shares of Affini-T common stock with an estimated fair value of $1.6 million in July 2024. The fair value of Affini-T’s shares of common stock was estimated by management, considering the most recent third-party valuation at the time of each grant. Affini-T has also agreed to reimburse the Company for expenses incurred while performing research activities under the research plans. As of December 31, 2025, the Company has received a total of $7.8 million from Affini-T related to reimbursable expenses.

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

Due to the Termination, the Company recognized all remaining deferred revenue as revenue during the year ended December 31, 2025. The Company recognized collaboration revenue of $0.6 million and $3.1 million in the statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the accounts receivable balance, net of allowance for doubtful accounts, was zero. The accounts receivable balance of $0.3 million related to an option exercise payment, was fully reserved. As of December 31, 2024, the accounts receivable balance was $0.2 million related to services performed. There was no contract asset related to services performed as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, deferred revenue related to the Affini-T Agreement was zero and $0.2 million, respectively. As of December 31, 2025, there were no remaining unsatisfied performance obligations.

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

The Company recognized collaboration revenue $18.7 million in the statements of operations and comprehensive loss for the year ended December 31, 2024, which was included in deferred revenue as of December 31, 2023. As of December 31, 2025, there were no remaining unsatisfied performance obligations. As of December 31, 2025 and 2024, the accounts receivable, deferred revenue and collaboration advance balances were zero.

8.
Commitments and Contingencies

Operating leases

In January 2021, the Company entered into a ten-year operating lease for laboratory and office space in Emeryville, California. The lease commencement date was in February 2021. In conjunction with signing this lease, the Company secured a letter of credit. As of December 31, 2025 and 2024, the balance of this letter of credit was $1.7 million and $2.5 million, respectively, and is recorded as noncurrent restricted cash in the balance sheets. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional five years, which the Company is not reasonably certain to exercise.

In September 2021, the Company entered into a 9.25-year operating lease for office space in Emeryville, California, with a lease commencement date in November 2021. In conjunction with signing the lease, the Company secured a letter of credit. As of December 31, 2025 and 2024, the balance of this letter of credit was $0.6 million and $0.8 million, respectively, and is recorded as noncurrent restricted cash in the balance sheets.

In November 2022, the Company entered into an 8.25-year sublease for office, research and laboratory space in Emeryville, California, with a lease commencement date in January 2023. In conjunction with signing the lease, the Company secured a letter of credit for $2.0 million, which is recorded as noncurrent restricted cash in the balance sheets as of December 31, 2025 and 2024.

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

The following table summarizes operating lease costs for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$10,104	$9,869
Variable lease cost	3,270	3,092
Total lease cost	$13,374	$12,961

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$10,404	$8,627
Weighted average remaining lease term (in years)	5.2	6.1
Weighted-average discount rate	11.3%	11.3%

The following table summarizes future minimum lease payments as of December 31, 2025 (in thousands):

Amount
2026	$10,209
2027	9,993
2028	10,328
2029	10,672
2030	11,027
Thereafter	1,255
Total future lease payments	53,484
Less imputed interest	(12,827)
Total lease liability balance	40,657
Less: current operating lease liabilities	(6,025)
Non-current operating lease liabilities	$34,632

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action, which is currently pending. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

10.
Common Stock

The amended and restated certificate of incorporation, as amended, authorizes the Company to issue 500,000,000 shares of common stock. Each share of common stock is entitled to cast one vote. The holders of common stock are also entitled to receive distributions whenever funds are legally available and when declared by the Company’s Board of Directors. No distributions have been declared from inception to date.

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

The following table presents a summary of the unvested common stock activity:

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	456,435	$24.54
Vested	(308,058)	17.74
Forfeited	(87,250)	26.58
Outstanding as of December 31, 2025	61,127	$55.85

The total fair value of common stock that vested during the years ended December 31, 2025 and 2024 was $0.6 million and $2.9 million, respectively. The aggregate intrinsic value of restricted stock awards outstanding on December 31, 2025 was $0.1 million.

2024 Stock Option and Incentive Plan

In January 2024, the Board of Directors adopted and the stockholders approved the 2024 Stock Option and Incentive Plan (“2024 Plan”), which became effective immediately prior to the closing of the IPO. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock units, restricted stock awards, and other stock-based awards. Awards granted under the 2024 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the date of grant. Stock options and restricted stock units typically vest over four-years but may be granted with different vesting terms.

The Company initially reserved 6,690,000 shares of common stock for future issuance under the 2024 Plan. The number of shares of common stock reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, commencing on January 1, 2025 and through 2034, by five percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the common stock available for issuance under the 2024 Plan automatically increased by 1,870,923 shares. As of December 31, 2025, there were 2,107,125 shares available for future issuance under the 2024 Plan.

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	3,436,430	$9.54	9.32	$715
Granted	1,673,243	1.52
Forfeited/Expired	(1,149,184)	8.09
Outstanding as of December 31, 2025	3,960,489	$6.57	7.96	$265
Exercisable as of December 31, 2025	1,197,991	$9.68	6.87	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.12 and $6.94, respectively. There were no stock option exercises during the years ended December 31, 2025 and 2024.

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	465,857	$9.30
Granted	2,244,527	1.56
Vested	(151,193)	9.49
Forfeited	(241,876)	4.56
Outstanding as of December 31, 2025	2,317,315	$2.29

The total fair value of restricted stock units that vested during the years ended December 31, 2025 and 2024 was $0.3 million and $0.1 million, respectively. The aggregate intrinsic value of restricted stock units outstanding on December 31, 2025 was $3.8 million.

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

The Company initially reserved 375,000 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved and available for issuance under the ESPP will automatically increase on each January 1, commencing on January 1, 2025 and through 2034, by the least of (i) 750,000 shares of common stock; (ii) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the common stock available for issuance under the ESPP automatically increased by 374,184 shares. As of December 31, 2025, there were 610,929 shares available for issuance under the ESPP.

Compensation Expense

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2025	2024
Expected volatility	83.59% — 85.45%	79.58% — 80.99%
Risk-free interest rate	3.74% — 4.43%	3.63% — 4.72%
Expected term (in years)	5.50 — 6.08	5.31 — 6.08
Expected dividend yield	0%	0%

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expenses	$4,817	$8,891
General and administrative expenses	7,036	7,313
Total	$11,853	$16,204

Stock-based compensation expense related to the following awards for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Profits Interests	$—	$635
Restricted Stock Awards	5,568	9,555
Stock Options	5,118	5,117
Restricted Stock Units	1,057	884
Employee Stock Purchase Plan	110	13
Total	$11,853	$16,204

As of December 31, 2025, there was $3.4 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.0 years, $9.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years and $5.1 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

12.
Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of developing curative therapeutics for patients using the Company’s proprietary, comprehensive metagenomics-derived genome editing toolbox. All of the Company’s long-lived assets are located in the U.S. All revenue presented relate to contracts with customers located in the U.S. The chief executive officer, who is the chief operating decision maker (CODM), reviews financial information on a basis for purposes of evaluating financial performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM assesses performance and decides how to allocate resources based on net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Years Ended December 31,
	2025	2024
Collaboration revenue:
Ionis	$24,621	$30,439
Moderna	—	18,742
Affini-T	564	3,114
Other	25	—
Total collaboration revenue	25,210	52,295
Operating expenses:
Employee-related expenses	40,014	47,566
Stock-based compensation expense	11,853	16,204
Research and development supplies and services	30,067	33,237
Facilities and overhead costs	28,982	31,572
Professional services and consulting	10,307	12,617
Total operating expenses	121,223	141,196
Loss from operations	(96,013)	(88,901)
Other income (expense):
Interest and other income, net	9,379	14,515
Change in fair value of long-term investments	(1,292)	(9,185)
Benefit from income taxes	58	5,513
Net loss	$(87,868)	$(78,058)

13.
Income Taxes

The Company is a corporation for tax purposes and is subject to income taxes which have been included in the financial statements. All pre-tax losses have been incurred in the U.S.

The loss before benefit from income taxes is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(87,926)	$(83,571)
Total	$(87,926)	$(83,571)

Income tax benefit consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$58	$5,513
State	—	—
Total current tax benefit	58	5,513
Deferred:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Total tax benefit	$58	$5,513

As discussed in Note 2, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, during the year ended December 31, 2025 on a prospective basis. As a result, our rate reconciliation for 2025 is presented in accordance with the new disclosure requirements, while the reconciliation for 2024 continues to be presented under disclosure requirements in effect for that period.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 only includes a federal refund received of $2.2 million.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	%
U.S. federal statutory tax rate	$(18,464)	21.0%
State and local income taxes, net of federal income tax effect(1)	(309)	0.4%
Tax credits:
Research and development tax credits	(3,790)	4.3%
Changes in valuation allowance	18,997	(21.6)%
Nontaxable or nondeductible items:
Share-based compensation	1,942	(2.2)%
Other	196	(0.2)%
Changes in unrecognized tax benefits(2)	1,409	(1.6)%
Other adjustments	(39)	0.0%
Effective tax rate	$(58)	0.1%

(1) California represents the majority of the tax effect in this category

(2) Changes in unrecognized tax benefits on an aggregated basis for all jurisdictions

The effective income tax rate for the year ended December 31, 2024, differs from the statutory federal income tax rate as follows:

Year Ended December 31,
2024
U.S. federal statutory tax rate	21.0%
Share-based compensation	(3.2)%
Permanent and other adjustments	(0.9)%
Change in valuation allowance	(16.2)%
Research credits	5.9%
Total	6.6%

Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$51,726	$17,852
Research credits	8,146	3,578
Reserves and accruals	4,998	3,923
Lease liability	11,377	12,810
Deferred revenue	3,445	9,341
Capitalized research and development expenses	24,870	33,606
Total deferred tax assets	104,562	81,110
Deferred tax liabilities:
Property and equipment	(2,355)	(3,387)
Right-of-use asset	(9,821)	(11,170)
Total gross deferred tax liabilities	(12,176)	(14,557)
Less: Valuation allowance	(92,386)	(66,553)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $25.8 million for the year ended December 31, 2025, primarily due to the increase in net operating loss carryforwards. The valuation allowance increased by $18.8 million for the year ended December 31, 2024, primarily due to the increase in net operating loss carryforwards and capitalization of research and development expenses under Section 174.

As of December 31, 2025, the Company had $175.3 million and $213.5 million of net operating loss carryforwards for federal and state income tax purposes, respectively. Federal net operating loss carryforwards do not expire. State net operating loss carryforwards begin expiring in 2037. As of December 31, 2025, the Company had $3.3 million and $6.1 million of research credit carryforwards for federal and state income tax purposes, respectively. Federal research credit carryforwards begin expiring in 2045. State research credit carryforwards do not expire and can be carried forward indefinitely.

Utilization of some of the federal and state net operating losses and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 (“Internal Revenue Code”) and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest related to income tax matters as a component of income tax expense. As of December 31, 2025, the amount of accrued interest related to uncertain tax positions was $0.2 million. During the years ended December 31, 2025 and 2024, no penalties were recognized relating to unrecognized tax benefits. In the event the Company should need to recognize penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

Changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$7,547	$5,943
Gross increases—tax position in current period	1,180	2,234
Gross increases—tax position in prior periods	65	121
Reductions for tax positions of prior years	(846)	(751)
Ending balance	$7,946	$7,547

The Company files tax returns in the U.S. and California. The Company is not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating losses from inception. As of December 31, 2025, the balance of unrecognized tax benefits was $7.9 million of which $7.3 million, if recognized, would affect the effective tax rate.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(87,868)	$(78,058)
Denominator:
Weighted-average common shares outstanding	37,480,294	33,563,281
Less: Weighted-average unvested shares of common stock	(229,244)	(535,392)
Weighted-average common shares outstanding—basic and diluted	37,251,050	33,027,889
Net loss per share attributable to common stockholders—basic and diluted	$(2.36)	$(2.36)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2025	2024
Options to purchase common stock	3,960,489	3,436,430
Restricted stock units	2,317,315	465,857
Restricted stock subject to future vesting	61,127	456,435
Employee stock purchase plan	67,260	—
Total	6,406,191	4,358,722

15.
Employee Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), covering its employees. Employees may contribute a percentage of their annual compensation to this plan, subject to the maximum allowable amount set by the Internal Revenue Service. The 401(k) Plan provides that the Company matches each participant’s contribution at 100% up to the first 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan were $1.4 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.