Form 10-Q
period 2026-03-31
Metagenomi Therapeutics, Inc.
filed 2026-05-11
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 37,646,858 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, tariffs, and other trade protection measures that have been or may in the future be imposed by the United States (the “U.S.”) or other countries, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$25,306	$41,722
Available-for-sale marketable securities	114,856	119,077
Accounts receivable	—	305
Prepaid expenses and other current assets	4,396	4,434
Total current assets	144,558	165,538
Property and equipment, net	11,160	12,288
Long-term investments	2,154	2,154
Operating lease right-of-use assets	33,761	35,094
Other assets	927	836
Restricted cash	4,393	5,193
Total assets	$196,953	$221,103
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$1,489
Accrued expenses and other current liabilities	4,690	6,719
Current portion of operating lease liabilities	6,105	6,025
Deferred revenue	9,306	8,700
Total current liabilities	22,499	22,933
Non-current portion of operating lease liabilities	33,081	34,632
Deferred revenue, non-current	1,635	2,989
Other non-current liabilities	1,953	1,953
Total liabilities	59,168	62,507
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,647,057 and 37,620,668 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in-capital	471,754	469,202
Accumulated other comprehensive income	(44)	260
Accumulated deficit	(333,929)	(310,870)
Total stockholders’ equity	137,785	158,596
Total liabilities and stockholders’ equity	$196,953	$221,103

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,248	$4,127
Operating expenses:
Research and development	19,300	25,142
General and administrative	6,535	6,805
Total operating expenses	25,835	31,947
Loss from operations	(24,587)	(27,820)
Other income (expense):
Interest income	1,539	2,887
Other expense, net	(1)	(8)
Total other income, net	1,538	2,879
Net loss before provision for income taxes	(23,049)	(24,941)
Provision for income taxes	(10)	(98)
Net loss	$(23,059)	$(25,039)
Other comprehensive income (loss):
Unrealized loss on available-for-sale marketable securities	(304)	(88)
Comprehensive loss	$(23,363)	$(25,127)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.68)
Weighted average common shares outstanding, basic and diluted	37,581,094	37,019,027

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	37,620,668	$4	$469,202	$260	$(310,870)	$158,596
Vesting of restricted stock units	27,081	—	—	—	—	—
Forfeiture of unvested common stock	(692)	—	—	—	—	—
Stock-based compensation expense	—	—	2,552	—	—	2,552
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(23,059)	(23,059)
BALANCE—March 31, 2026	37,647,057	$4	$471,754	$(44)	$(333,929)	$137,785

BALANCE—December 31, 2024	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	11,371	—	—	—	—	—
Forfeiture of unvested common stock	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	37,382,478	$4	$460,074	$621	$(248,041)	$212,658

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(23,059)	$(25,039)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,552	2,928
Depreciation	1,275	1,358
Non-cash lease expense	1,335	1,273
Accretion of discounts on available-for-sale marketable securities	(360)	(1,007)
Amortization of non-cash collaboration revenue	—	(77)
Changes in operating assets and liabilities:
Accounts receivable	305	245
Prepaid expenses and other assets	230	2,237
Accounts payable	795	2,210
Deferred revenue	(748)	(3,049)
Accrued expenses and other current liabilities	(2,029)	(2,648)
Operating lease liabilities	(1,471)	(1,371)
Other non-current liabilities	—	98
Net cash used in operating activities	(21,175)	(22,842)
Cash flows from investing activities
Purchases of property and equipment	(25)	(288)
Purchases of available-for-sale marketable securities	(36,748)	(22,287)
Maturities of available-for-sale marketable securities	40,759	47,303
Net cash provided by investing activities	3,986	24,728
Cash flows from financing activities
Payment of deferred financing costs	(27)	(77)
Net cash used in financing activities	(27)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,216)	1,809
Cash, cash equivalents and restricted cash at beginning of period	46,915	32,634
Cash, cash equivalents and restricted cash at end of period	$29,699	$34,443
Supplemental disclosure of non-cash information
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$124	$23
Deferred finance issuance costs included in accounts payable, accrued expenses and other current liabilities	$2	$422
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,306	$29,195
Restricted cash	4,393	5,248
Cash, cash equivalents and restricted cash at end of period	$29,699	$34,443

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Metagenomi Therapeutics, Inc. (“Metagenomi” or the “Company”), formerly known as Metagenomi, Inc., is an in vivo genome editing company capitalizing on its proprietary technologies to create curative genetic medicines for patients.

Name Change

In the first quarter of 2026, the Company announced a corporate name change to Metagenomi Therapeutics, Inc. This change emphasized the Company’s strategic evolution focused on driving its later-stage preclinical programs into the clinic and utilizing its most advanced technologies that have the highest probability of success to deliver the benefits of gene-editing therapeutics to patients.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2026, the Company had an accumulated deficit of $333.9 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. As of March 31, 2026, the Company had $75.0 million of capacity available under the ATM Sales Agreement. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of March 31, 2026, of $140.2 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchanges Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed financial statements for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2026, or any other future period. Readers should read these interim unaudited condensed financial statements in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to revenue recognition under its collaboration agreements, stock-based compensation expense, accruals, the fair value of long-term investments, the valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$23,503	$23,503	$—	$—
U.S. government bonds	59,659	—	59,659	—
Government agency obligations	18,306	—	18,306	—
Corporate debt obligations	18,700	—	18,700	—
Commercial paper	18,191	—	18,191	—
Total fair value of assets	$138,359	$23,503	$114,856	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$40,721	$40,721	$—	$—
U.S. government bonds	72,177	—	72,177	—
Government agency obligations	15,825	—	15,825	—
Corporate debt obligations	15,211	—	15,211	—
Commercial paper	15,864	—	15,864	—
Total fair value of assets	$159,798	$40,721	$119,077	$—

In addition, restricted cash of $4.4 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company has investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5, “Long-Term Investments”) which are Level 3 financial assets. The equity value of the investments in Affini-T was determined under a fair-value hybrid method with the changes in fair value recorded within other income (expense), net. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero. During the three months ended March 31, 2026 and 2025, the Company did not record any changes in the fair value of the Company’s Level 3 financial assets.

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,503	$—	$—	$23,503
U.S. government bonds	59,666	40	(47)	59,659
Government agency obligations	18,285	26	(5)	18,306
Corporate debt obligations	18,740	—	(40)	18,700
Commercial paper	18,209	2	(20)	18,191
Total	138,403	68	(112)	138,359
Less: amounts classified as cash equivalents	(23,503)	—	—	(23,503)
Total available-for-sale marketable securities	$114,900	$68	$(112)	$114,856

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,721	$—	$—	$40,721
U.S. government bonds	72,006	172	(1)	72,177
Government agency obligations	15,762	63	—	15,825
Corporate debt obligations	15,201	10	—	15,211
Commercial paper	15,848	16	—	15,864
Total	159,538	261	(1)	159,798
Less: amounts classified as cash equivalents	(40,721)	—	—	(40,721)
Total available-for-sale marketable securities	$118,817	$261	$(1)	$119,077

As of March 31, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 was $1.0 million and $1.2 million, respectively. The Company has not written off any accrued interest receivable during the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$109,867	$109,839	$112,777	$113,038
Maturing in one to five years	5,033	5,017	6,040	6,039
Total available-for-sale marketable securities	$114,900	$114,856	$118,817	$119,077

5.
Long-Term Investments

Affini-T investment

As of March 31, 2026 and December 31, 2025, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

In September 2025, Affini-T made an assignment for the benefit of creditors to Affini (assignment for the benefit of creditors), LLC, a California limited liability company, pursuant to California state law. As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero.

ViTToria investment

As of March 31, 2026 and December 31, 2025, the Company had an investment in shares of preferred stock of Vittoria Biotherapeutics, Inc. (“Vittoria”), a private biotechnology company. During the three months ended March 31, 2026, and year ended December 31, 2025, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of Vittoria. The investment in Vittoria does not provide the Company the ability to control or have significant influence over Vittoria’s operations. The Company accounts for its investment in Vittoria using the measurement alternative method. As of March 31, 2026 and December 31, 2025, the carrying value of Vittoria’s investment was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued personnel related expenses	$2,462	$4,994
Accrued legal and professional services	704	711
Accrued research and development expenses	1,286	848
Accrued purchases of property and equipment	10	1
Other accrued liabilities	228	165
Total accrued expenses and other current liabilities	$4,690	$6,719

7.
Significant Agreements

Ionis collaboration and license agreement

Terms of the agreement

In November 2022, the Company entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) (the “Ionis Agreement”) to research, develop and commercialize investigational medicines using the Company’s genome editing technologies, with the goal of discovering novel medicines. Pursuant to the terms of the Ionis Agreement, the Company granted Ionis and its affiliates a worldwide exclusive, royalty-bearing license, with the right to grant sublicenses, to use all licensed systems and licensed products in the field of in vivo genome editing for all therapeutic, prophylactic, palliative, and analgesic uses in humans. In connection with the Ionis Agreement, the Company also has the right to exercise an exclusive option to co-develop and co-commercialize certain products under a drug discovery program. A joint steering committee was established by both parties to coordinate, oversee and monitor the research and drug discovery activities under the Ionis Agreement.

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of March 31, 2026, the Company received a total of $2.5 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of March 31, 2026, the Company received a total of $6.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, which was determined to not be probable at the effective date and as of March 31, 2026 and December 31, 2025. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the initial total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of March 31, 2026 and December 31, 2025. The Company is recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration. The Company recognized collaboration revenue of $1.2 million for the three months ended March 31, 2026, of which $0.3 million was included in deferred revenue as of December 31, 2025. The Company recognized collaboration revenue of $4.0 million for the three months ended March 31, 2025, of which $2.5 million was included in deferred revenue as of December 31, 2024. As of March 31, 2026 and December 31, 2025, deferred revenue related to the Ionis Agreement was $10.9 million and $11.7 million, respectively. As of March 31, 2026 and December 31, 2025, the accounts receivable balance was zero and $0.3 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $15.1 million as of March 31, 2026, which the Company expects to recognize as revenue over the next one to two years.

On April 1, 2026, the parties modified the drug discovery plan for one of the Wave 1 targets to perform new research services, which will result in additional costs and extended timing for this program. The parties also agreed that the exploratory research plan obligation has been discontinued as of April 1, 2026, and that there will be no additional exploratory cost reimbursements. The Company expects to account for these changes as a contract modification under ASC 606 in the second quarter of 2026, when the modifications were approved. The Company is currently evaluating the quantitative impact of the modification, which may result in a one-time non-cash reversal of previously recognized revenue.

Acuitas license agreement

In September 2025, the Company entered into a Non-Exclusive License Agreement (the “Acuitas License Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”) pursuant to which Acuitas granted the Company a non-exclusive license to certain Acuitas lipid nanoparticle (“LNP”) technology, including LNP patents, formulation processes, and analytical characterization methods for manufacturing products that incorporate the Company's proprietary genome editing constructs formulated with Acuitas LNP technology, to research, develop, sell, and commercialize certain licensed products in connection with a single target.

Simultaneous with the execution of the Acuitas License Agreement, the Company was obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense. Further, the Company is also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the effective date of the Acuitas License Agreement and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low mid-single digit percentage of net sales. The Company assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of March 31, 2026.

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

Prior to the Termination, the parties agreed to identify, develop or optimize certain reagents using the Company’s proprietary technology for Affini-T to use such reagents to develop and commercialize gene edited T-cell receptor (“TCR”)-based therapeutic products exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with any engineered primary TCR alpha/beta T cells and non-exclusively in the field of treatment, prevention or diagnosis of any human cancer using products with certain other engineered immune cells worldwide.

During the three months ended March 31, 2026 and 2025, the Company recognized zero and $0.2 million of collaboration revenue, respectively. As of March 31, 2026, there were no remaining unsatisfied performance obligations. As of March 31, 2026 and December 31, 2025, the accounts receivable balance, net of allowance for doubtful accounts, and deferred revenue balances were zero.

8.
Commitments and Contingencies

Operating leases

For more information about the Company’s Operating Leases, see Note 8, “Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. Defendants’ response to the operative complaint is due on May 27, 2026. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

10.
Stock-Based Compensation

2019 Equity Incentive Plan

Prior to the 2024 Company reorganization, the Company granted profits interests under the 2019 Equity Incentive Plan, adopted on March 13, 2019 (the “2019 Plan”). The Company granted profits interests with a threshold amount established by the Board of Managers of the Company’s predecessor, Metagenomi LLC, on the date of issuance. The 2019 Plan allowed for grants of profits interests to the Company’s officers, employees, directors and consultants. Immediately after the reorganization, all of the outstanding profits interest units were exchanged for shares of common stock, including shares subject to certain vesting conditions. The following table presents a summary of the unvested common stock activity:

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	61,127	$55.85
Vested	(23,357)	36.51
Forfeited	(692)	43.13
Outstanding as of March 31, 2026	37,078	$68.27

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	3,960,489	$6.57
Granted	60,850	1.53
Forfeited/Expired	(306,793)	5.70
Outstanding as of March 31, 2026	3,714,546	$6.56
Exercisable as of March 31, 2026	1,255,977	$9.36

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,317,315	$2.29
Granted	7,300	1.53
Vested	(27,081)	8.22
Forfeited	(95,093)	1.74
Outstanding as of March 31, 2026	2,202,441	$2.24

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$863	$1,280
General and administrative expenses	1,689	1,648
Total	$2,552	$2,928

As of March 31, 2026, there was $2.5 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 0.8 years, $8.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.4 years and $4.3 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended March 31,
	2026	2025
Collaboration revenue:
Ionis	$1,248	$3,974
Affini-T	—	153
Total collaboration revenue	1,248	4,127
Operating expenses:
Employee-related expenses	7,875	11,664
Facilities and overhead costs	6,391	7,369
Professional services and consulting	2,672	2,545
Research and development supplies and services	6,345	7,441
Stock-based compensation expense	2,552	2,928
Total operating expenses	25,835	31,947
Operating loss	(24,587)	(27,820)
Other income (expense):
Interest and other	1,538	2,879
Provision for income taxes	(10)	(98)
Net loss	$(23,059)	$(25,039)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(23,059)	$(25,039)
Denominator:
Weighted-average common shares outstanding	37,628,181	37,387,580
Less: Weighted-average unvested shares of common stock	(47,087)	(368,553)
Weighted-average common shares outstanding—basic and diluted	37,581,094	37,019,027
Net loss per share attributable to common stockholders—basic and diluted	$(0.61)	$(0.68)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	3,714,546	3,333,937
Restricted stock units	2,202,441	429,072
Restricted stock subject to future vesting	37,078	314,659
Employee stock purchase plan	64,732	—
Total	6,018,797	4,077,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section under Part II, Item 1A below.

Overview

We are an in vivo genome editing company capitalizing on our proprietary technologies to create curative genetic medicines for patients. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel CRISPR gene-editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We leverage machine learning and artificial intelligence to enhance our signature gene-editing systems. In late 2025, we made the decision to strategically reprioritize our pipeline and discovery efforts to focus our resources on driving forward our lead programs that utilize our most advanced, signature gene-editing capabilities with the highest probability of success while maintaining financial discipline to drive sustainable growth and long-term value. We increased our focus on high-value programs in disease indications with well-understood biology and clearly defined clinical development and regulatory pathways to accelerate programs with the potential to deliver therapeutic benefits of gene-editing to patients.

Wholly Owned Programs

MGX-001 – Novel, Durable, Site-Specific Genome Integration for Expression of Factor VIII (FVIII)

MGX-001 is designed to provide curative, life-long protection from bleeding events and joint damage in adults and children from a single administration, potentially enabling a new standard of care for the treatment of hemophilia A. MGX-001 is designed to insert a Factor VIII (“FVIII”) gene cassette into a “safe harbor location” within an intron of the albumin gene, leveraging the strong native albumin promoter to express FVIII.

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

MGX-001 Large Gene Integration System for Protein Replacement via Gene Insertion

Leveraging the MGX-001 site-specific genome integration system, we are pursuing disease indications which have the potential to be treated by protein replacement via gene insertion. In late 2025, we demonstrated the curative potential of the MGX-001 large gene integration system in a secreted protein disorder, antithrombin III (“AT-III”) deficiency, in an in vivo study in NHPs.

Ionis Collaboration

In November 2022, we entered into a Collaboration and License Agreement with Ionis Pharmaceuticals, Inc. (“Ionis”) to research, develop and commercialize investigational medicines using our genome editing technologies. We are currently in Wave 1 of our collaboration with Ionis focused on four disease targets in cardiometabolic indications. In December 2025, we announced apolipoprotein C-III (“APOC3”) for the treatment of high triglycerides (“HTG”) as the third collaboration target in Wave 1, and we jointly presented NHP preclinical data at the Nature Conference, “Cracking the Code: Nucleic Acid Medicines Coming of Age.” Additional targets in Wave 1 include transthyretin (“TTR”) for transthyretin amyloidosis, angiotensinogen (“AGT”) for refractory hypertension, and one undisclosed program. All four targets in Wave 1 are in the lead optimization phase of development and are designed to achieve protein reduction via gene knockout.

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of March 31, 2026, no shares have been sold under the ATM Sales Agreement.

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

Macroeconomic Trends

Unfavorable conditions in the economy in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, new laws and regulations enacted by the Trump administration, including, but not limited to, the One Big Beautiful Bill Act (the “OBBBA”), economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations, but we continue to monitor these developments closely. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Ionis, Moderna (prior to the termination of the Moderna Agreement) and Affini-T (prior to the termination of the Affini-T Agreement). These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities. Our revenues under such collaboration agreements were $1.2 million for the three months ended March 31, 2026, and $4.1 million for the three months ended March 31, 2025.

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Total Other Income, Net

Total other income, net, includes interest income from our investments in available-for-sale marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Collaboration revenue	$1,248	$4,127	$(2,879)
Operating expenses:
Research and development	19,300	25,142	(5,842)
General and administrative	6,535	6,805	(270)
Total operating expenses	25,835	31,947	(6,112)
Loss from operations	(24,587)	(27,820)	3,233
Other income (expense):
Interest income	1,539	2,887	(1,348)
Other expense, net	(1)	(8)	7
Total other income (expense), net	1,538	2,879	(1,341)
Net loss before provision for income taxes	(23,049)	(24,941)	1,892
Provision for income taxes	(10)	(98)	88
Net loss	$(23,059)	$(25,039)	$1,980

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Ionis	$1,248	$3,974	$(2,726)
Affini-T	—	153	(153)
Total collaboration revenue	$1,248	$4,127	$(2,879)

Collaboration revenue decreased $2.9 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, due to decreases of $2.7 million in revenue related to the Ionis Agreement and $0.2 million in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Employee-related expenses	$6,035	$9,381	$(3,346)
Facilities and overhead costs	5,250	6,179	(929)
Professional services and consulting	807	861	(54)
Research and development supplies and services	6,345	7,441	(1,096)
Stock-based compensation	863	1,280	(417)
Total research and development expense	$19,300	$25,142	$(5,842)

Research and development expenses decreased $5.8 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily due to decreases of $3.3 million in employee-related expenses, $1.1 million in research and development supplies and services, $0.9 million in facilities and overhead costs and $0.4 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily related to a decrease of $0.4 million in employee-related expenses, partially offset by an increase of $0.2 million in professional services and consulting costs.

Total Other Income (Expense), Net

Total other income (expense), net decreased $1.3 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily related to a decrease of $1.3 million in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our initial public offering. Additionally, through March 31, 2026, we received approximately $120.0 million in upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of March 31, 2026, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and $23.1 million and $25.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $333.9 million.

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

As of March 31, 2026, we had $140.2 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(21,175)	$(22,842)
Net cash provided by investing activities	3,986	24,728
Net cash used in financing activities	(27)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,216)	$1,809

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $21.2 million and consisted primarily of our net loss of $23.1 million and changes in our net operating assets and liabilities of $2.9 million, partially offset by net non-cash charges of $4.8 million. The net change in operating assets and liabilities consisted primarily of decreases of $2.0 million in accrued expenses and other current liabilities, $1.5 million in operating lease liabilities and $0.7 million in deferred revenue as we recognized revenue under our collaboration agreement, partially offset by an increase of $0.8 million in accounts payable. The net non-cash charges consisted primarily of $2.6 million in stock-based compensation expense, $1.3 million of depreciation expense, $1.3 million in non-cash lease expense, partially offset by $0.4 million in accretion of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the three months ended March 31, 2025, was $22.8 million and consisted primarily of our net loss of $25.0 million and changes in our net operating assets and liabilities of $2.3 million, partially offset by net non-cash charges of $4.5 million. The net change in operating assets and liabilities consisted primarily of a decrease of $3.0 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $2.6 million in accrued expenses and other current liabilities, a decrease of $1.4 million in operating lease liabilities and a decrease of $2.2 million in prepaid expenses and other assets, partially offset by an increase of $2.2 million accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $2.9 million in stock-based compensation expense, $1.4 million of depreciation expense, $1.3 million in non-cash lease expense, partially offset by $1.0 million in accretion of discounts on available-for-sale marketable securities and $0.1 million in amortization of non-cash collaboration revenue related to the Affini-T Agreement.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $4.0 million primarily due to net maturities of available-for-sale marketable securities of $4.0 million.

Net cash provided by investing activities for the three months ended March 31, 2025, was $24.7 million primarily due to net maturities of available-for-sale marketable securities of $25.0 million, partially offset by purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was less than $0.1 million due to payment of deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2025, was $0.1 million due to payment of deferred financing costs.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the three months ended March 31, 2026, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and for the three months ended March 31, 2026 and 2025, our net losses were $23.1 million and $25.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $333.9 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. In March 2025, we filed a Shelf Registration Statement on Form S-3 (File No. 333-285867) with the U.S. Securities and Exchange Commission, which was declared effective on March 25, 2025, and permits us to sell from time to time up to $250.0 million of shares of our common stock and other securities in one or more offerings in amounts, at prices, and on the terms that we will determine at the time of any such offering. In addition, SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. As of the filing of this Quarterly Report on Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”). Under the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, with limited exceptions, is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3.

In connection with the Shelf Registration Statement, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) on March 17, 2025, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. As of March 31, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of March 31, 2026, our cash, cash equivalents and available-for-sale marketable securities were $140.2 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Adequate additional financing may not be available to us on acceptable terms, or at all. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the Baby Shelf Rule, which, with limited exceptions, limits the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $175.3 million (which are not subject to expiration) and state net operating loss carryforwards of $213.5 million (which begin to expire in various amounts in 2037), $3.3 million of research credit carryforwards for federal income tax purposes (which begin to expire in various amounts in 2045) and $6.1 million of research credit carryforwards for state income tax purposes (which do not expire and can be carried forward indefinitely). To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses (“NOLs”) may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We may experience ownership changes in the future, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by our subsidiary may not be available to offset taxable income earned by our subsidiary. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

The time required to obtain approval for any of our potential product candidates from the FDA, the European Commission (“EC”) or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. For more information on the regulatory approval process, see “Business—Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of any product candidates we may develop are successful, such product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

In order for the FDA to grant orphan drug exclusivity to one of our potential product candidates, the agency must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. In the European Union, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The FDA or EMA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same approved use or condition. In addition, even after an orphan drug is approved, the FDA or EMA can subsequently approve the same product candidate for the same approved use or condition if the FDA or EMA (as applicable) concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

On November 11, 2025, we announced a new Chief Executive Officer and a strategic restructuring that included a reduction in our organizational headcount of 25%. We recognized substantially all of the charges related to the workforce reduction in the quarter ended December 31, 2025.

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

We may fail to manage our growth effectively. As of March 31, 2026, we had 118 full-time employees, of which 40 have M.D. or Ph.D. degrees. Within our workforce, 96 employees are engaged in research, development and technical operations, and 22 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a relatively new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable, have opted out of the UPC for certain cases. But for proceedings such as an opposition, an opt out European patent would need to be challenged in each individual country.

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
•
geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion), the current conflict in Venezuela and increasing tensions between China and Taiwan; and
•
the other factors described in this “Risk Factors” section.

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

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff, and the lead plaintiff filed an amended complaint on April 4, 2025. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. Defendants’ response to the operative complaint is due on May 27, 2026. We intend to defend vigorously against this litigation.

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

We may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of March 31, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of March 31, 2026, 37,647,057 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Brian C. Thomas, Ph. D., founder and member of our Board of Directors, entered into a pre-arranged stock trading plan on February 10, 2026. Dr. Thomas’s trading plan provides for the sale of up to 110,000 shares of our common stock between May 1, 2026 (subject to compliance with applicable laws relating to the timing for commencement of sales under Rule 10b5-1) and May 3, 2027, subject to certain minimum price thresholds. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

During the quarter ended March 31, 2026, no other director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	02/13/2024

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	01/12/2026

3.3	Second Amended and Restated Bylaws.	8-K	001-41949	3.2	01/12/2026

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC because the Registrant has determined that information is both not material and is the type that the Registrant treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metagenomi Therapeutics, Inc.

Date: May 11, 2026	By:	/s/ Jian Irish
Jian Irish, Ph.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)