Form 10-Q
period 2026-06-30
Metagenomi Therapeutics, Inc.
filed 2026-08-10
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 37,777,105 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$39,028	$41,722
Available-for-sale marketable securities	81,636	119,077
Accounts receivable	—	305
Prepaid expenses and other current assets	3,804	4,434
Total current assets	124,468	165,538
Property and equipment, net	9,896	12,288
Long-term investments	2,154	2,154
Operating lease right-of-use assets	31,772	35,094
Other assets	1,018	836
Restricted cash	4,393	5,193
Total assets	$173,701	$221,103
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,603	$1,489
Accrued expenses and other current liabilities	7,596	6,719
Current portion of operating lease liabilities	6,235	6,025
Deferred revenue	11,198	8,700
Total current liabilities	27,632	22,933
Non-current portion of operating lease liabilities	31,485	34,632
Deferred revenue, non-current	—	2,989
Other non-current liabilities	2,017	1,953
Total liabilities	61,134	62,507
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,777,105 and 37,620,668 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in-capital	474,096	469,202
Accumulated other comprehensive income (loss)	(122)	260
Accumulated deficit	(361,411)	(310,870)
Total stockholders’ equity	112,567	158,596
Total liabilities and stockholders’ equity	$173,701	$221,103

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$(257)	$8,513	$991	$12,640
Operating expenses:
Research and development	22,512	22,507	41,812	47,649
General and administrative	6,004	6,993	12,539	13,798
Total operating expenses	28,516	29,500	54,351	61,447
Loss from operations	(28,773)	(20,987)	(53,360)	(48,807)
Other income (expense):
Interest income	1,256	2,485	2,795	5,372
Change in fair value of long-term investments	—	(1,292)	—	(1,292)
Other income (expense), net	35	(70)	34	(78)
Total other income, net	1,291	1,123	2,829	4,002
Net loss before provision for income taxes	(27,482)	(19,864)	(50,531)	(44,805)
Provision for income taxes	—	(44)	(10)	(142)
Net loss	$(27,482)	$(19,908)	$(50,541)	$(44,947)
Other comprehensive income (loss):
Unrealized loss on available-for-sale marketable securities	(78)	(249)	(382)	(337)
Comprehensive loss	$(27,560)	$(20,157)	$(50,923)	$(45,284)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.54)	$(1.34)	$(1.21)
Weighted average common shares outstanding, basic and diluted	37,658,250	37,156,979	37,619,885	37,088,383

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	37,620,668	$4	$469,202	$260	$(310,870)	$158,596
Vesting of restricted stock units	27,081	—	—	—	—	—
Forfeiture of unvested common stock	(692)	—	—	—	—	—
Stock-based compensation expense	—	—	2,552	—	—	2,552
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(23,059)	(23,059)
BALANCE—March 31, 2026	37,647,057	4	471,754	(44)	(333,929)	137,785
Vesting of restricted stock units	77,543	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	63,867	—	74	—	—	74
Forfeiture of unvested common stock	(11,362)	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Other comprehensive loss	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(27,482)	(27,482)
BALANCE—June 30, 2026	37,777,105	$4	$474,096	$(122)	$(361,411)	$112,567

BALANCE—December 31, 2024	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	11,371	—	—	—	—	—
Forfeiture of unvested common stock	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	37,382,478	4	460,074	621	(248,041)	212,658
Vesting of restricted stock units	76,928	—	—	—	—	—
Issuance of common stock under ESPP	75,338	—	109	—	—	109
Forfeiture of unvested common stock	(1,608)	—	—	—	—	—
Stock-based compensation expense	—	—	3,221	—	—	3,221
Other comprehensive loss	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	(19,908)	(19,908)
BALANCE—June 30, 2025	37,533,136	$4	$463,404	$372	$(267,949)	$195,831

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(50,541)	$(44,947)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,820	6,149
Depreciation	2,540	2,693
Loss on fixed assets write-off	—	181
Non-cash lease expense	2,690	2,664
Accretion of discounts on available-for-sale marketable securities	(555)	(1,825)
Amortization of non-cash collaboration revenue	—	(87)
Change in fair value of long-term investments	—	1,292
Impairment of right of use assets	634	—
Changes in operating assets and liabilities:
Accounts receivable	305	384
Prepaid expenses and other assets	783	2,687
Accounts payable	1,114	2,284
Deferred revenue	(491)	(10,417)
Accrued expenses and other current liabilities	886	(2,476)
Operating lease liabilities	(2,937)	(2,818)
Other non-current liabilities	64	143
Net cash used in operating activities	(40,688)	(44,093)
Cash flows from investing activities
Purchases of property and equipment	(150)	(415)
Proceeds from sale of property and equipment	—	37
Purchases of available-for-sale marketable securities	(40,655)	(40,796)
Maturities of available-for-sale marketable securities	77,959	84,974
Net cash provided by investing activities	37,154	43,800
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	74	109
Payment of deferred financing costs	(34)	(352)
Net cash provided by (used in) financing activities	40	(243)
Net decrease in cash, cash equivalents and restricted cash	(3,494)	(536)
Cash, cash equivalents and restricted cash at beginning of period	46,915	32,634
Cash, cash equivalents and restricted cash at end of period	$43,421	$32,098
Supplemental disclosure of non-cash information
Deferred finance issuance costs included in accounts payable, accrued expenses and other current liabilities	$2	$183
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,028	$26,850
Restricted cash	4,393	5,248
Cash, cash equivalents and restricted cash at end of period	$43,421	$32,098

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2026, the Company had an accumulated deficit of $361.4 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. As of June 30, 2026, the Company had $75.0 million of capacity available under the ATM Sales Agreement as defined below. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of June 30, 2026, of $120.7 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the six months ended June 30, 2026.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed financial statements for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2026, or any other future period. Readers should read these interim unaudited condensed financial statements in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$37,222	$37,222	$—	$—
U.S. government bonds	43,744	—	43,744	—
Government agency obligations	9,991	—	9,991	—
Corporate debt obligations	16,574	—	16,574	—
Commercial paper	11,327	—	11,327	—
Total fair value of assets	$118,858	$37,222	$81,636	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$40,721	$40,721	$—	$—
U.S. government bonds	72,177	—	72,177	—
Government agency obligations	15,825	—	15,825	—
Corporate debt obligations	15,211	—	15,211	—
Commercial paper	15,864	—	15,864	—
Total fair value of assets	$159,798	$40,721	$119,077	$—

In addition, restricted cash of $4.4 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company has investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5, “Long-Term Investments”) which are Level 3 financial assets. The equity value of the investments in Affini-T was determined under a fair-value hybrid method with the changes in fair value recorded within other income (expense), net. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero. During the three and six months ended June 30, 2026, the Company did not record any changes in the fair value of the Company’s Level 3 financial assets. The Company recognized a loss related to the change in fair value of $1.3 million during the three and six months ended June 30, 2025.

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$37,222	$—	$—	$37,222
U.S. government bonds	43,811	7	(74)	43,744
Government agency obligations	9,993	1	(3)	9,991
Corporate debt obligations	16,613	—	(39)	16,574
Commercial paper	11,341	—	(14)	11,327
Total	118,980	8	(130)	118,858
Less: amounts classified as cash equivalents	(37,222)	—	—	(37,222)
Total available-for-sale marketable securities	$81,758	$8	$(130)	$81,636

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,721	$—	$—	$40,721
U.S. government bonds	72,006	172	(1)	72,177
Government agency obligations	15,762	63	—	15,825
Corporate debt obligations	15,201	10	—	15,211
Commercial paper	15,848	16	—	15,864
Total	159,538	261	(1)	159,798
Less: amounts classified as cash equivalents	(40,721)	—	—	(40,721)
Total available-for-sale marketable securities	$118,817	$261	$(1)	$119,077

As of June 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 was $0.9 million and $1.2 million, respectively. The Company has not written off any accrued interest receivable during the three and six months ended June 30, 2026 and 2025.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$81,758	$81,636	$112,777	$113,038
Maturing in one to five years	—	—	6,040	6,039
Total available-for-sale marketable securities	$81,758	$81,636	$118,817	$119,077

5.
Long-Term Investments

Affini-T investment

As of June 30, 2026 and December 31, 2025, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B Preferred Stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

In September 2025, Affini-T made an assignment for the benefit of creditors to Affini (assignment for the benefit of creditors), LLC, a California limited liability company, pursuant to California state law. As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero.

ViTToria investment

As of June 30, 2026 and December 31, 2025, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“ViTToria”), a private biotechnology company. During the six months ended June 30, 2026, and year ended December 31, 2025, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of ViTToria. The investment in ViTToria does not provide the Company the ability to control or have significant influence over ViTToria’s operations. The Company accounts for its investment in ViTToria using the measurement alternative method. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in ViTToria was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued personnel related expenses	$3,501	$4,994
Accrued legal and professional services	737	711
Accrued research and development expenses	3,126	848
Accrued purchases of property and equipment	—	1
Other accrued liabilities	232	165
Total accrued expenses and other current liabilities	$7,596	$6,719

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

The parties will also conduct an exploratory research program, and will jointly optimize gRNA and select delivery technologies and other activities. The exploratory research activities commence on the effective date and expire upon the earlier of (a) completion of all exploratory research activities established in the exploratory research plan, and (b) the fifth anniversary of the effective date. The exploratory research plan obligation was discontinued as of April 1, 2026.

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of June 30, 2026, the Company received a total of $2.5 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of June 30, 2026, the Company received a total of $6.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Agreement modification

On April 1, 2026, the parties modified the drug discovery plan for one of the Wave 1 targets to perform new research services, which resulted in additional costs and extended timing for this program. There were no changes to the drug discovery plan for the remaining three Wave 1 targets. The parties also agreed that the exploratory research plan obligation has been discontinued as of April 1, 2026, and that there will be no additional exploratory cost reimbursements.

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, at which time the Company will reassess the accounting for the Ionis Agreement, which was determined to not be probable at the effective date and as of June 30, 2026 and December 31, 2025. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the initial total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of June 30, 2026 and December 31, 2025. Prior to the contract modification, the Company was recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration.

In April 2026, the parties modified the agreement upon the JSC approval of changes to the discovery program and the exploratory program obligations. Under ASC 606, the Company concluded that the additional research services related to one of four Wave 1 targets in the discovery program represents a new separate and distinct performance obligation (the “new discovery performance obligation”). The research services for the remaining three Wave 1 targets in the discovery program remain under the original performance obligation (the “original discovery performance obligation”). The parties also agreed that the exploratory research plan obligation has been discontinued as of April 1, 2026, and that there will be no additional exploratory cost reimbursements. The Company allocated the remaining $12.4 million transaction consideration between the original discovery performance obligation and the new discovery performance obligation based on their relative standalone selling price. The consideration allocated to the new discovery performance obligation is accounted for prospectively using a cost-based input method as services are performed through the estimated time to completion. The consideration allocated to the original discovery performance obligation was compared with the previously recognized revenue and a cumulative catch-up adjustment of $2.6 million was recorded as a reduction to collaboration revenue in the three months ended June 30, 2026. Following the modification, the Company recognized $2.3 million of revenue as services were performed. The Company continues recognizing revenue related to the original discovery performance obligation using a cost-based input method as services are performed after the modification through the estimated time to completion.

The Company recognized collaboration revenue of $(0.3) million and $1.0 million for the three and six months ended June 30, 2026, respectively, of which zero and $0.3 million, respectively, was included in deferred revenue as of December 31, 2025. The Company recognized collaboration revenue of $8.2 million and $12.2 million for the three and six months ended June 30, 2025, respectively, of which $7.5 million and $9.9 million, respectively, was included in deferred revenue as of December 31, 2024. As of June 30, 2026 and December 31, 2025, deferred revenue related to the Ionis Agreement was $11.2 million and $11.7 million, respectively. As of June 30, 2026 and December 31, 2025, the accounts receivable balance was zero and $0.3 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $12.7 million as of June 30, 2026, which the Company expects to recognize as revenue over the next year.

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

Simultaneous with the execution of the Acuitas License Agreement, the Company was obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense. Further, the Company is also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the effective date of the Acuitas License Agreement and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low mid-single digit percentage of net sales. The Company assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of June 30, 2026.

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

During the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.4 million of collaboration revenue, respectively. As of December 31, 2025, there were no remaining unsatisfied performance obligations. As of June 30, 2026 and December 31, 2025, the accounts receivable balance, net of allowance for doubtful accounts, and deferred revenue balances were zero.

8.
Commitments and Contingencies

Operating leases

In April 2026, the Company entered into a sublease agreement for a portion of its office space in Emeryville, California. The Company performed a review of its asset group and determined that the right-of-use asset related to this building should be placed in a separate asset group because the sublease activities and cash flows are largely independent of the rest of the Company’s cash flows. The Company accounted for this change in asset group prospectively. Further, the Company concluded that the sublease of this building was a triggering event indicating that the asset group’s carrying amount may not be recoverable. The Company performed a recoverability analysis of the asset group and concluded that the net carrying value of the asset group exceeded the undiscounted net cash flows, indicating that an impairment loss should be recorded. The Company estimated the fair value of the right-of-use asset and recorded non-cash lease impairment expense of $0.6 million for the three months ended June 30, 2026. The impairment loss was recognized within research and development and general and administrative expense in the unaudited condensed statements of operations and comprehensive loss.

For more information about the Company’s Operating Leases, see Note 8, “Commitments and Contingencies – Operating Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. On May 27, 2026, Defendants answered the operative complaint. The case is currently in discovery. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. The Company intends to defend vigorously against this litigation.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	61,127	$55.85
Vested	(35,221)	41.96
Forfeited	(12,054)	92.52
Outstanding as of June 30, 2026	13,852	$59.26

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	3,960,489	$6.57
Granted	1,161,633	1.34
Forfeited/Expired	(773,144)	6.11
Outstanding as of June 30, 2026	4,348,978	$5.25
Exercisable as of June 30, 2026	1,636,998	$8.22

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,317,315	$2.29
Granted	271,571	1.35
Vested	(104,624)	4.86
Forfeited	(219,109)	4.12
Outstanding as of June 30, 2026	2,265,153	$1.88

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$861	$1,414	$1,724	$2,694
General and administrative expenses	1,407	1,807	3,096	3,455
Total	$2,268	$3,221	$4,820	$6,149

As of June 30, 2026, there was $0.8 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 0.6 years, $6.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years and $3.4 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue:
Ionis	$(257)	$8,202	$991	$12,176
Affini-T	—	286	—	439
Other	—	25	—	25
Total collaboration revenue	(257)	8,513	991	12,640
Operating expenses:
Employee-related expenses	7,419	10,119	15,294	21,783
Facilities and overhead costs	6,975	7,667	13,366	15,036
Professional services and consulting	2,465	2,549	5,137	5,094
Research and development supplies and services	9,389	5,944	15,734	13,385
Stock-based compensation expense	2,268	3,221	4,820	6,149
Total operating expenses	28,516	29,500	54,351	61,447
Operating loss	(28,773)	(20,987)	(53,360)	(48,807)
Other income (expense):
Interest and other	1,291	2,415	2,829	5,294
Change in fair value of long-term investments	—	(1,292)	—	(1,292)
Provision for income taxes	—	(44)	(10)	(142)
Net loss	$(27,482)	$(19,908)	$(50,541)	$(44,947)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(27,482)	$(19,908)	$(50,541)	$(44,947)
Denominator:
Weighted-average common shares outstanding	37,686,002	37,428,365	37,657,251	37,408,084
Less: Weighted-average unvested shares of common stock	(27,752)	(271,386)	(37,366)	(319,701)
Weighted-average common shares outstanding—basic and diluted	37,658,250	37,156,979	37,619,885	37,088,383
Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.54)	$(1.34)	$(1.21)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
Options to purchase common stock	4,348,978	4,388,377
Restricted stock units	2,265,153	232,304
Restricted stock subject to future vesting	13,852	684,744
Employee stock purchase plan	136,308	—
Total	6,764,291	5,305,425

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

ATM Program

On March 17, 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of June 30, 2026, no shares have been sold under the ATM Sales Agreement.

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

To date, all of our revenue consists of collaboration revenue, earned from collaboration agreements with Ionis, Moderna, Inc. (“Moderna”) (prior to the termination of the collaboration and license agreement with Moderna) and Affini-T (prior to the termination of the Affini-T Agreement). These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of research and development services and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property or to extend the term of the research activities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Collaboration revenue	$(257)	$8,513	$(8,770)	$991	$12,640	$(11,649)
Operating expenses:
Research and development	22,512	22,507	5	41,812	47,649	(5,837)
General and administrative	6,004	6,993	(989)	12,539	13,798	(1,259)
Total operating expenses	28,516	29,500	(984)	54,351	61,447	(7,096)
Loss from operations	(28,773)	(20,987)	(7,786)	(53,360)	(48,807)	(4,553)
Other income (expense):
Interest income	1,256	2,485	(1,229)	2,795	5,372	(2,577)
Change in fair value of long-term investments	—	(1,292)	1,292	—	(1,292)	1,292
Other expense, net	35	(70)	105	34	(78)	112
Total other income (expense), net	1,291	1,123	168	2,829	4,002	(1,173)
Net loss before provision for income taxes	(27,482)	(19,864)	(7,618)	(50,531)	(44,805)	(5,726)
Provision for income taxes	—	(44)	44	(10)	(142)	132
Net loss	$(27,482)	$(19,908)	$(7,574)	$(50,541)	$(44,947)	$(5,594)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Ionis	$(257)	$8,202	$(8,459)	$991	$12,176	$(11,185)
Affini-T	—	286	(286)	—	439	(439)
Other	—	25	(25)	—	25	(25)
Total collaboration revenue	$(257)	$8,513	$(8,770)	$991	$12,640	$(11,649)

Collaboration revenue decreased $8.8 million for the three months ended June 30, 2026, as compared to the corresponding prior year period, due to decreases of $8.5 million in revenue related to the Ionis Agreement, partially due to timing of work performed and a $2.6 million cumulative catch-up adjustment recorded during the three months ended June 30, 2026 due to the modification of the agreement to perform new research services for one of the Wave 1 targets, and $0.3 million in revenue related to the Affini-T Agreement.

Collaboration revenue decreased $11.6 million for the six months ended June 30, 2026, as compared to the corresponding prior year period, due to decreases of $11.2 million in revenue related to the Ionis Agreement and $0.4 million in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Employee-related expenses	$5,786	$8,237	$(2,451)	$11,821	$17,619	$(5,798)
Facilities and overhead costs	5,699	6,185	(486)	10,949	12,364	(1,415)
Professional services and consulting	777	727	50	1,584	1,587	(3)
Research and development supplies and services	9,389	5,944	3,445	15,734	13,385	2,349
Stock-based compensation	861	1,414	(553)	1,724	2,694	(970)
Total research and development expense	$22,512	$22,507	$5	$41,812	$47,649	$(5,837)

Total research and development expense for the three months ended June 30, 2026 was consistent with the corresponding prior year period, primarily due to decreases of $2.5 million in employee-related expenses, $0.6 million in stock-based compensation expense and $0.5 million in facilities and overhead costs, offset by an increase of $3.4 million in research and development supplies and services.

Total research and development expense decreased $5.8 million for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to decreases of $5.8 million in employee-related expenses, $1.4 million in facilities and overhead costs and $1.0 million in stock-based compensation expense, partially offset by an increase of $2.3 million in research and development supplies and services.

General and Administrative Expenses

Total general and administrative expense decreased $1.0 million for the three months ended June 30, 2026, as compared to the corresponding prior year period, primarily related to decreases of $0.4 million in stock-based compensation expense, $0.2 million in employee-related expenses, $0.2 million in facilities and overhead costs and $0.1 million in professional services and consulting costs.

Total general and administrative expense decreased $1.3 million for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily related to decreases of $0.7 million in employee-related expenses, $0.4 million in stock-based compensation expense and $0.3 million in facilities and overhead costs.

Total Other Income (Expense), Net

Total other income (expense), net increased $0.2 million for the three months ended June 30, 2026, as compared to the corresponding prior year period, primarily related to a loss from the change in fair value of our long-term investment in Affini-T in the prior year period, partially offset by a decrease of $1.2 million in interest income.

Total other income (expense), net decreased $1.2 million for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily related to a decrease of $2.6 million in interest income, partially offset by a loss from the change in fair value of our long-term investment in Affini-T in the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our initial public offering. Additionally, through June 30, 2026, we received approximately $120.0 million in upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of June 30, 2026, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and $50.5 million and $44.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $361.4 million.

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

As of June 30, 2026, we had $120.7 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(40,688)	$(44,093)
Net cash provided by investing activities	37,154	43,800
Net cash provided by (used in) financing activities	40	(243)
Net decrease in cash, cash equivalents and restricted cash	$(3,494)	$(536)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $40.7 million and consisted primarily of our net loss of $50.5 million and changes in our net operating assets and liabilities of $0.3 million, partially offset by net non-cash charges of $10.1 million. The net change in operating assets and liabilities consisted primarily of a decrease of $2.9 million in operating lease liabilities, partially offset by increases of $0.9 million in accrued expenses and other current liabilities, $1.1 million in accounts payable and $0.8 million in prepaid expenses and other assets. The net non-cash charges consisted primarily of $4.8 million in stock-based compensation expense, $2.7 million in non-cash lease expense and $2.5 million of depreciation expense, partially offset by $0.6 million in accretion of discounts on available-for-sale marketable securities and $0.6 million in impairment of right of use assets.

Net cash used in operating activities for the six months ended June 30, 2025, was $44.1 million and consisted primarily of our net loss of $44.9 million and changes in our net operating assets and liabilities of $10.2 million, partially offset by net non-cash charges of $11.1 million. The net change in operating assets and liabilities consisted primarily of a decrease of $10.4 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $2.5 million in accrued expenses and other current liabilities, a decrease of $2.8 million in operating lease liabilities, partially offset by a decrease of $2.7 million in prepaid expenses and other current assets and an increase of $2.3 million accounts payable due to the timing of payments to our vendors. The net non-cash charges consisted primarily of $6.1 million in stock-based compensation expense, $2.7 million of depreciation expense, $2.7 million in non-cash lease expense, $1.3 million change in fair value related to our investment in Affini-T, partially offset by $1.8 million in accretion of discounts on available-for-sale marketable securities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026, was $37.2 million primarily due to net maturities of available-for-sale marketable securities of $37.3 million.

Net cash provided by investing activities for the six months ended June 30, 2025, was $43.8 million primarily due to net maturities of available-for-sale marketable securities of $44.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was less than $0.1 million due to proceeds from our ESPP, partially offset by payment of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2025, was $0.2 million due to payment of deferred financing costs.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the six months ended June 30, 2026, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and for the six months ended June 30, 2026 and 2025, our net losses were $50.5 million and $44.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $361.4 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In connection with the Shelf Registration Statement, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) on March 17, 2025, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. As of June 30, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of June 30, 2026, our cash, cash equivalents and available-for-sale marketable securities were $120.7 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. In recent years, many such changes have been made, including the OBBBA, which was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, currently, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Section 174 of the Code. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

Because genome editing is relatively novel, the regulatory requirements that will govern any novel genome editing product candidates we develop may continue to evolve. Only one genome editing therapy, CASGEVY, has received marketing authorization from the FDA and EC to date and, within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the EC. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. For example, in January 2024, the FDA published a final guidance document providing recommendations for human genome editing gene therapy products, and in September 2025, the FDA issued several new draft guidance documents on cell and gene therapy products. Further, in 2026, the FDA has issued several new draft guidance documents on cell and therapy products as well as one final guidance document concerning chemistry, manufacturing, and controls flexibilities for developing human cellular and gene therapy products for a biologics license application (“BLA”). Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products (“OTP”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC or institutional review board (“IRB”), can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some genome editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and has suspended ongoing trials, due to the FDA’s placement of clinical holds on their INDs.

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

However, there can be no assurance that we will successfully obtain such designations for any potential product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy (“RMAT”) designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a biologics license application for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification. We may also seek rare pediatric disease designation for some of our potential product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher (“PRV”) at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. The FDA is currently authorized by Congress to award rare pediatric disease priority review vouchers through September 30, 2029. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was modified; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or rare disease indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, the OBBBA imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

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

Our changes in executive management, as well as the reduction in headcount, may be disruptive to our operations. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. For example, these changes could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management and employee attention from other business priorities. The reduction in headcount could also harm our ability to attract and retain qualified personnel who are critical to our business, make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel.

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

We may fail to manage our growth effectively. As of June 30, 2026, we had 113 full-time employees, of which 38 have M.D. or Ph.D. degrees. Within our workforce, 92 employees are engaged in research, development and technical operations, and 21 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff, and the lead plaintiff filed an amended complaint on April 4, 2025. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. On May 27, 2026, Defendants answered the operative complaint. The case is currently in discovery. We intend to defend vigorously against this litigation.

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

We may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of June 30, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of June 30, 2026, 37,777,105 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

During the quarter ended June 30, 2026, no director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
Incorporation By Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	02/13/2024

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41949	3.1	01/12/2026

3.3	Second Amended and Restated Bylaws.	8-K	001-41949	3.2	01/12/2026

10.1*	Sublease Agreement between The Purple Mixer, Inc., dba Miss Jones Baking Co., and Metagenomi Therapeutics, Inc., dated April 8, 2026

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Metagenomi Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Jian Irish
Jian Irish, Ph.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)