Form 10-Q
period 2026-09-30
Metagenomi Therapeutics, Inc.
filed 2026-11-10
CIK 1785279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 37,805,669 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, tariffs, and other trade protection measures that have been or may in the future be imposed by the United States (the “U.S.”) or other countries, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
estimates of our expenses, capital requirements, and needs for additional financing.

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

Trademarks and Service Marks

METAGENOMI® is a registered trademark of Metagenomi Therapeutics, Inc. All other references to trademarks and service marks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, registered trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor. We do not intend our use or display of other entities’ trade names, trademarks, registered trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Metagenomi Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$36,107	$41,722
Available-for-sale marketable securities	65,567	119,077
Accounts receivable	—	305
Prepaid expenses and other current assets	9,188	4,434
Total current assets	110,862	165,538
Property and equipment, net	8,621	12,288
Long-term investments	2,154	2,154
Operating lease right-of-use assets	30,370	35,094
Other assets	988	836
Restricted cash	4,393	5,193
Total assets	$157,388	$221,103
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$773	$1,489
Accrued expenses and other current liabilities	16,184	6,719
Current portion of operating lease liabilities	6,369	6,025
Deferred revenue	9,014	8,700
Total current liabilities	32,340	22,933
Non-current portion of operating lease liabilities	29,843	34,632
Deferred revenue, non-current	—	2,989
Other non-current liabilities	2,017	1,953
Total liabilities	64,200	62,507
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding	—	—
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,806,269 and 37,620,668 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in-capital	475,880	469,202
Accumulated other comprehensive income (loss)	(159)	260
Accumulated deficit	(382,537)	(310,870)
Total stockholders’ equity	93,188	158,596
Total liabilities and stockholders’ equity	$157,388	$221,103

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$2,184	$8,659	$3,175	$21,299
Operating expenses:
Research and development	17,532	25,283	59,344	72,932
General and administrative	6,878	6,215	19,417	20,013
Total operating expenses	24,410	31,498	78,761	92,945
Loss from operations	(22,226)	(22,839)	(75,586)	(71,646)
Other income (expense):
Interest income	1,047	2,214	3,842	7,586
Change in fair value of long-term investments	—	—	—	(1,292)
Other income (expense), net	53	(2)	87	(80)
Total other income (expense), net	1,100	2,212	3,929	6,214
Net loss before provision for income taxes	(21,126)	(20,627)	(71,657)	(65,432)
Benefit from (provision for) income taxes	—	234	(10)	92
Net loss	$(21,126)	$(20,393)	$(71,667)	$(65,340)
Other comprehensive income (loss):
Unrealized loss on available-for-sale marketable securities	(37)	(1)	(419)	(338)
Comprehensive loss	$(21,163)	$(20,394)	$(72,086)	$(65,678)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.55)	$(1.90)	$(1.76)
Weighted average common shares outstanding, basic and diluted	37,775,051	37,349,449	37,672,176	37,176,361

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	37,620,668	$4	$469,202	$260	$(310,870)	$158,596
Vesting of restricted stock units	27,081	—	—	—	—	—
Forfeiture of unvested common stock	(692)	—	—	—	—	—
Stock-based compensation expense	—	—	2,552	—	—	2,552
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(23,059)	(23,059)
BALANCE—March 31, 2026	37,647,057	4	471,754	(44)	(333,929)	137,785
Vesting of restricted stock units	77,543	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	63,867	—	74	—	—	74
Forfeiture of unvested common stock	(11,362)	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Other comprehensive loss	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(27,482)	(27,482)
BALANCE—June 30, 2026	37,777,105	$4	$474,096	$(122)	$(361,411)	$112,567
Vesting of restricted stock units	29,429	—	—	—	—	—
Forfeiture of unvested common stock	(265)	—	—	—	—	—
Stock-based compensation expense	—	—	1,784	—	—	1,784
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(21,126)	(21,126)
BALANCE—September 30, 2026	37,806,269	$4	$475,880	$(159)	$(382,537)	$93,188

continued on next page

Metagenomi Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	37,418,470	$4	$457,146	$709	$(223,002)	$234,857
Vesting of restricted stock units	11,371	—	—	—	—	—
Forfeiture of unvested common stock	(47,363)	—	—	—	—	—
Stock-based compensation expense	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(25,039)	(25,039)
BALANCE—March 31, 2025	37,382,478	4	460,074	621	(248,041)	212,658
Vesting of restricted stock units	76,928	—	—	—	—	—
Issuance of common stock under ESPP	75,338	—	109	—	—	109
Forfeiture of unvested common stock	(1,608)	—	—	—	—	—
Stock-based compensation expense	—	—	3,221	—	—	3,221
Other comprehensive loss	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	(19,908)	(19,908)
BALANCE—June 30, 2025	37,533,136	$4	$463,404	$372	$(267,949)	$195,831
Vesting of restricted stock units	31,575	—	—	—	—	—
Forfeiture of unvested common stock	(17,960)	—	—	—	—	—
Stock-based compensation expense	—	—	3,010	—	—	3,010
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(20,393)	(20,393)
BALANCE—September 30, 2025	37,546,751	$4	$466,414	$371	$(288,342)	$178,447

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(71,667)	$(65,340)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,604	9,159
Depreciation	3,794	4,017
Loss on fixed assets write-off	—	181
Non-cash lease expense	4,092	3,936
Accretion of discounts on available-for-sale marketable securities	(687)	(2,530)
Amortization of non-cash collaboration revenue	—	(212)
Change in fair value of long-term investments	—	1,292
Impairment of right of use assets	634	—
Changes in operating assets and liabilities:
Accounts receivable	305	297
Prepaid expenses and other assets	(4,551)	3,827
Accounts payable	(716)	708
Deferred revenue	(2,675)	(17,991)
Accrued expenses and other current liabilities	9,477	1,547
Operating lease liabilities	(4,445)	(4,146)
Other non-current liabilities	64	(91)
Net cash used in operating activities	(59,771)	(65,346)
Cash flows from investing activities
Purchases of property and equipment	(129)	(489)
Proceeds from sale of property and equipment	—	37
Purchases of available-for-sale marketable securities	(54,314)	(46,859)
Maturities of available-for-sale marketable securities	107,759	118,474
Net cash provided by investing activities	53,316	71,163
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	74	109
Payment of deferred financing costs	(34)	(539)
Net cash provided by (used in) financing activities	40	(430)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,415)	5,387
Cash, cash equivalents and restricted cash at beginning of period	46,915	32,634
Cash, cash equivalents and restricted cash at end of period	$40,500	$38,021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$36,107	$32,773
Restricted cash	4,393	5,248
Cash, cash equivalents and restricted cash at end of period	$40,500	$38,021

The accompanying notes are an integral part of these condensed financial statements.

Metagenomi Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Description of Business, Organization and Liquidity

Organization and Business

Metagenomi Therapeutics, Inc. (“Metagenomi” or the “Company”), formerly known as Metagenomi, Inc., is an in vivo genome editing company capitalizing on its proprietary technologies to potentially create curative genetic medicines for patients.

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

Clearance of IND for MGX-001

In October 2026, the Company submitted an investigational new drug application (“IND”) to the FDA, and in November 2026, the FDA cleared the IND, allowing the Company to initiate a Phase 1/2 clinical trial of MGX-001 in the United States in adult patients with moderately severe to severe hemophilia A. The Company plans to conduct this trial, which the Company refers to as INTEGR8, as a global study.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2026, the Company had an accumulated deficit of $382.5 million. The Company has historically financed its operations primarily through issuance of redeemable convertible preferred stock, convertible promissory notes, its collaboration agreements, and sales of its common stock. In February 2024, the Company completed its IPO for aggregate net proceeds of approximately $80.7 million, after deducting underwriting discounts and commissions and other offering costs totaling approximately $13.0 million. In March 2025, the Company entered into an Open Market Sale Agreement (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell, from time to time and at its sole discretion, shares of its common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. As of September 30, 2026, the Company had $75.0 million of capacity available under the ATM Sales Agreement. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. There can be no assurance that the Company will be successful in acquiring additional capital at levels sufficient to fund its operations or on terms acceptable to the Company or at all. Management believes that existing cash, cash equivalents and available-for-sale marketable securities as of September 30, 2026, of $101.7 million will be sufficient to fund its current operating plan for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the nine months ended September 30, 2026.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date. ASU 2024-03 requires, among other things, more detailed disclosures about specified categories of expense (purchases of inventory, employee compensation, depreciation, amortization, and depletion) in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt ASU 2024-03 prospectively for annual periods beginning on January 1, 2027, and for interim periods beginning on January 1, 2028. ASU 2024-03 affects financial statement disclosure only, and its adoption will not affect the Company’s financial position or results of operations.

3.
Fair Value Measurements

The following tables summarize financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$36,107	$36,107	$—	$—
U.S. government bonds	33,933	—	33,933	—
Government agency obligations	1,904	—	1,904	—
Corporate debt obligations	15,084	—	15,084	—
Commercial paper	14,646	—	14,646	—
Total fair value of assets	$101,674	$36,107	$65,567	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$40,721	$40,721	$—	$—
U.S. government bonds	72,177	—	72,177	—
Government agency obligations	15,825	—	15,825	—
Corporate debt obligations	15,211	—	15,211	—
Commercial paper	15,864	—	15,864	—
Total fair value of assets	$159,798	$40,721	$119,077	$—

In addition, restricted cash of $4.4 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively, collateralized by the Company’s cash equivalents, are financial assets measured at fair value and are Level 1 financial instruments under the fair value hierarchy.

The Company has investments in preferred stock, common stock and warrants of Affini-T Therapeutics, Inc. (“Affini-T”) (see Note 5, “Long-Term Investments”) which are Level 3 financial assets. The equity value of the investments in Affini-T was determined under a fair-value hybrid method with the changes in fair value recorded within other income (expense), net. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the option-pricing model backsolve method (the “OPM”). As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero. During the three and nine months ended September 30, 2026, the Company did not record any changes in the fair value of the Company’s Level 3 financial assets. The Company recognized a loss related to the change in fair value of $1.3 million during the nine months ended September 30, 2025.

4.
Marketable Securities

The following tables summarize the amortized cost, unrealized gains (losses) and fair value of available-for-sale marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,107	$—	$—	$36,107
U.S. government bonds	34,017	—	(84)	33,933
Government agency obligations	1,911	—	(7)	1,904
Corporate debt obligations	15,120	—	(36)	15,084
Commercial paper	14,678	—	(32)	14,646
Total	101,833	—	(159)	101,674
Less: amounts classified as cash equivalents	(36,107)	—	—	(36,107)
Total available-for-sale marketable securities	$65,726	$—	$(159)	$65,567

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,721	$—	$—	$40,721
U.S. government bonds	72,006	172	(1)	72,177
Government agency obligations	15,762	63	—	15,825
Corporate debt obligations	15,201	10	—	15,211
Commercial paper	15,848	16	—	15,864
Total	159,538	261	(1)	159,798
Less: amounts classified as cash equivalents	(40,721)	—	—	(40,721)
Total available-for-sale marketable securities	$118,817	$261	$(1)	$119,077

As of September 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

Accrued interest receivable included in prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 was $0.6 million and $1.2 million, respectively. The Company has not written off any accrued interest receivable during the three and nine months ended September 30, 2026 and 2025.

The amortized cost and fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$65,726	$65,567	$112,777	$113,038
Maturing in one to five years	—	—	6,040	6,039
Total available-for-sale marketable securities	$65,726	$65,567	$118,817	$119,077

5.
Long-Term Investments

Affini-T investment

As of September 30, 2026 and December 31, 2025, the Company had investments in Affini-T consisting of 527,035 shares of Series A convertible preferred stock, 33,383 shares of Series B convertible preferred stock, 1,867,300 shares of common stock, and a warrant exercisable for 16,691 shares of common stock.

In September 2025, Affini-T made an assignment for the benefit of creditors to Affini (assignment for the benefit of creditors), LLC, a California limited liability company, pursuant to California state law. As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company’s investments in Affini-T was zero.

ViTToria investment

As of September 30, 2026 and December 31, 2025, the Company had an investment in shares of preferred stock of ViTToria Biotherapeutics, Inc. (“ViTToria”), a private biotechnology company. During the nine months ended September 30, 2026, and year ended December 31, 2025, the Company did not have a board seat and owned less than 20% of the outstanding voting shares of ViTToria. The investment in ViTToria does not provide the Company the ability to control or have significant influence over ViTToria’s operations. The Company accounts for its investment in ViTToria using the measurement alternative method. As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in ViTToria was $2.2 million and no impairment was recognized.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued personnel related expenses	$4,238	$4,994
Accrued legal and professional services	998	711
Accrued research and development expenses	3,208	848
Accrued purchases of property and equipment	—	1
Accrued litigation settlement	7,500	—
Other accrued liabilities	240	165
Total accrued expenses and other current liabilities	$16,184	$6,719

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

The Company will manufacture all licensed systems and certain components of the applicable licensed products that are needed by Ionis for use in its development activities and all of the Company’s manufactured components needed by Ionis for use in its commercialization activities. The Company will provide the manufactured components at a price that represents the cost of goods plus 15%. As of September 30, 2026, the Company received a total of $2.5 million related to the manufactured components.

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

Ionis is obligated to reimburse the Company for all internal costs and out-of-pocket costs incurred in the performance of the exploratory research activities, up to an aggregate of $10.0 million, which is payable in quarterly installments of $0.5 million during the exploratory research term. As of September 30, 2026, the Company received a total of $6.5 million related to the reimbursable expenses. The Company is also eligible to receive (a) up to $29.0 million in future development milestone payments for each licensed product; (b) up to $60.0 million in future regulatory milestone payments for each licensed product; (c) up to $250.0 million in sales-based milestones for each licensed product; and (d) royalties on annual net sales of licensed products from a mid-single-digit to low-teens percentage, subject to customary reductions.

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

Accounting analysis and revenue recognition

The Company concluded that the Ionis Agreement is in the scope of ASC 606 at the effective date and until the Company exercises its Co-Co Option for any drug discovery program, at which time the Company will reassess the accounting for the Ionis Agreement, which was determined to not be probable at the effective date and as of September 30, 2026 and December 31, 2025. The Company also concluded that exclusive licenses and participation in a joint steering committee are not distinct from discovery research services and should thus be combined into one performance obligation (the “discovery program”). The Company also concluded that exploratory research services are a separate and distinct performance obligation (the “exploratory program”). The Ionis options for Wave 2 targets are optional purchases and do not have significant incremental discounts, as such, the options do not provide material rights.

The Company allocated the initial total estimated transaction price of $90.0 million, which consisted of an $80.0 million upfront payment received in November 2022 and $10.0 million in reimbursements for research costs, into two performance obligations, which was determined based on their estimated standalone selling prices. The Company concluded that future development and commercial supply agreements are at market terms, as the terms were consistent with industry standards as of the effective date. The Company constrains future milestone payments under the arrangement to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The Company constrained all development and regulatory milestone payments at the effective date and as of September 30, 2026 and December 31, 2025. Prior to the contract modification, the Company was recognizing revenue of $80.0 million related to the discovery program and $10.0 million related to exploratory program over the research terms using an estimated cost-based input method as a measure of progress for each obligation.

In June 2024, the Company included previously constrained estimated manufacturing costs in the transaction price, resulting in a $3.4 million increase to variable consideration.

In April 2026, the parties modified the agreement upon the JSC approval of changes to the discovery program and the exploratory program obligations. Under ASC 606, the Company concluded that the additional research services related to one of four Wave 1 targets in the discovery program represents a new separate and distinct performance obligation (the “new discovery performance obligation”). The research services for the remaining three Wave 1 targets in the discovery program remain under the original performance obligation (the “original discovery performance obligation”). The parties also agreed that the exploratory research plan obligation has been discontinued as of April 1, 2026, and that there will be no additional exploratory cost reimbursements. The Company allocated the remaining $12.4 million transaction consideration between the original discovery performance obligation and the new discovery performance obligation based on their relative standalone selling price. The consideration allocated to the new discovery performance obligation is accounted for prospectively using a cost-based input method as services are performed through the estimated time to completion. The consideration allocated to the original discovery performance obligation was compared with the previously recognized revenue and a cumulative catch-up adjustment of $2.6 million was recorded as a reduction to collaboration revenue in June 2026. The Company continues recognizing revenue related to the original discovery performance obligation using a cost-based input method as services are performed after the modification through the estimated time to completion.

The Company recognized collaboration revenue of $2.2 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, of which $1.3 million and $1.6 million, respectively, was included in deferred revenue as of December 31, 2025. The Company recognized collaboration revenue of $8.5 million and $20.7 million for the three and nine months ended September 30, 2025, respectively, of which $7.9 million and $17.8 million, respectively, was included in deferred revenue as of December 31, 2024. As of September 30, 2026 and December 31, 2025, deferred revenue related to the Ionis Agreement was $9.0 million and $11.7 million, respectively. As of September 30, 2026 and December 31, 2025, the accounts receivable balance was zero and $0.3 million, respectively. The value of the transaction price allocated to the remaining performance obligations was approximately $10.5 million as of September 30, 2026, which the Company expects to recognize as revenue over the next year.

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

Simultaneous with the execution of the Acuitas License Agreement, the Company was obligated to pay a licensing fee of $3.0 million. As the licensed products have not reached technological feasibility and have no alternate use, the licensing fee was recorded as research and development expense. Further, the Company is also obligated to pay Acuitas (i) a license maintenance fee in the low seven figures, payable on the one year anniversary of the effective date of the Acuitas License Agreement and each twelve month anniversary thereafter until such time as the first patient is dosed in a Phase 1 study for a licensed product under the Acuitas License Agreement; (ii) milestone payments in the low to mid seven figures upon certain regulatory and commercialization milestones; and (iii) royalties in the low mid-single digit percentage of net sales. The Company assessed the milestone and royalty events involving the Acuitas License Agreement and determined that no accruals related to such events were required as of September 30, 2026.

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

Affini-T development, option and license agreement

The Company was previously party to a development, option and license agreement with Affini-T, entered into in June 2022 (the “Affini-T Agreement”). On September 30, 2025 (the “Termination Date”), the Company delivered to Affini-T a notice to terminate the Affini-T Agreement by and between the Company and Affini-T (the “Termination”), effective immediately, due to Affini-T’s making of an assignment for the benefit of creditors.

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

During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.6 million of collaboration revenue, respectively. As of December 31, 2025, there were no remaining unsatisfied performance obligations. As of September 30, 2026 and December 31, 2025, the accounts receivable balance, net of allowance for doubtful accounts, and deferred revenue balances were zero.

8.
Commitments and Contingencies

Operating leases

In April 2026, the Company entered into a sublease agreement for a portion of its office space in Emeryville, California. The Company performed a review of its asset group and determined that the right-of-use asset related to this building should be placed in a separate asset group because the sublease activities and cash flows are largely independent of the rest of the Company’s cash flows. The Company accounted for this change in asset group prospectively. Further, the Company concluded that the sublease of this building was a triggering event indicating that the asset group’s carrying amount may not be recoverable. The Company performed a recoverability analysis of the asset group and concluded that the net carrying value of the asset group exceeded the undiscounted net cash flows, indicating that an impairment loss should be recorded. The Company estimated the fair value of the right-of-use asset and recorded non-cash lease impairment expense of $0.6 million for the nine months ended September 30, 2026. The impairment loss was recognized within research and development and general and administrative expense in the unaudited condensed statements of operations and comprehensive loss.

Legal contingencies

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of the Company’s officers and certain of its current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff. On April 4, 2025, the plaintiffs filed an amended complaint. The operative complaint in the Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning the Company’s collaboration with Moderna in the Company’s registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. On May 27, 2026, the defendants answered the operative complaint. On October 21, 2026, counsel for lead plaintiff and for defendants participated in a mediation of this matter, and the parties have reached an agreement in principle to settle the class claims, subject to court approval, for $7.5 million, a significant portion of which will be funded by insurance proceeds.

As of September 30, 2026, the Company recorded a litigation settlement accrual of $7.5 million in accrued expenses and other current liabilities and an insurance receivable representing the insurers' share of the settlement of $6.3 million in prepaid expenses and other current assets on the condensed balance sheets. On the condensed statements of operations and comprehensive loss, the litigation settlement expense and receivable are presented net for $1.2 million in general and administrative operating expenses for the three and nine months ended September 30, 2026.

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

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Unvested Common Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	61,127	$55.85
Vested	(42,301)	42.86
Forfeited	(12,319)	91.78
Outstanding as of September 30, 2026	6,507	$72.25

2024 Stock Option and Incentive Plan

Stock Option Activity

The following table presents a summary of the stock option activity:

Stock Options	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	3,960,489	$6.57
Granted	1,503,408	1.31
Forfeited/Expired	(1,168,284)	6.88
Outstanding as of September 30, 2026	4,295,613	$4.64
Exercisable as of September 30, 2026	1,480,605	$7.76

Restricted Stock Unit Activity

The following table presents a summary of the restricted stock unit activity:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,317,315	$2.29
Granted	300,871	1.33
Vested	(134,053)	4.93
Forfeited	(275,835)	3.59
Outstanding as of September 30, 2026	2,208,298	$1.84

Compensation Expense

The following table presents the classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$810	$1,205	$2,534	$3,899
General and administrative expenses	974	1,805	4,070	5,260
Total	$1,784	$3,010	$6,604	$9,159

As of September 30, 2026, there was $0.5 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 0.4 years, $5.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years and $2.9 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

11.
Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of developing curative therapeutics for patients using the Company’s proprietary, comprehensive metagenomics-derived genome editing toolbox. All of the Company’s long-lived assets are located in the U.S. All revenue presented relate to contracts with customers located in the U.S. The chief executive officer, who is the chief operating decision maker (CODM), reviews financial information on a Company-wide basis for purposes of evaluating financial performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM assesses performance and decides how to allocate resources based on net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The following table presents the results of operations that are provided to the Company’s CODM for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue:
Ionis	$2,184	$8,534	$3,175	$20,710
Affini-T	—	125	—	564
Other	—	—	—	25
Total collaboration revenue	2,184	8,659	3,175	21,299
Operating expenses:
Employee-related expenses	7,041	9,586	22,335	31,369
Facilities and overhead costs	6,284	6,827	19,650	21,863
Professional services and consulting	3,203	2,267	8,340	7,361
Research and development supplies and services	4,904	9,808	20,638	23,193
Stock-based compensation expense	1,784	3,010	6,604	9,159
Litigation settlement expense, net	1,194	—	1,194	—
Total operating expenses	24,410	31,498	78,761	92,945
Operating loss	(22,226)	(22,839)	(75,586)	(71,646)
Other income (expense):
Interest and other	1,100	2,212	3,929	7,506
Change in fair value of long-term investments	—	—	—	(1,292)
Benefit from (provision for) income taxes	—	234	(10)	92
Net loss	$(21,126)	$(20,393)	$(71,667)	$(65,340)

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(21,126)	$(20,393)	$(71,667)	$(65,340)
Denominator:
Weighted-average common shares outstanding	37,785,024	37,534,496	37,700,311	37,450,685
Less: Weighted-average unvested shares of common stock	(9,973)	(185,047)	(28,135)	(274,324)
Weighted-average common shares outstanding—basic and diluted	37,775,051	37,349,449	37,672,176	37,176,361
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.55)	$(1.90)	$(1.76)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	4,295,613	4,106,962
Restricted stock units	2,208,298	591,646
Restricted stock subject to future vesting	6,507	139,224
Employee stock purchase plan	120,452	—
Total	6,630,870	4,837,832

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section under Part II, Item 1A below.

Overview

We are an in vivo genome editing company capitalizing on our proprietary technologies to create potentially curative genetic medicines for patients. We were founded on the science of metagenomics, the study of genetic materials recovered from the natural environment, to discover and develop a suite of novel CRISPR gene-editing tools potentially capable of correcting any type of genetic mutation found anywhere in the human genome. We leverage machine learning and artificial intelligence to enhance our signature gene-editing systems. In late 2025, we made the decision to strategically reprioritize our pipeline and discovery efforts to focus our resources on driving forward our lead programs that utilize our most advanced, signature gene-editing capabilities with the highest probability of success while maintaining financial discipline to drive sustainable growth and long-term value. We increased our focus on high-value programs in disease indications with well-understood biology and clearly defined clinical development and regulatory pathways to accelerate programs with the potential to deliver therapeutic benefits of gene-editing to patients.

Wholly Owned Programs

MGX-001 – Novel, Durable, Site-Specific Genome Integration for Expression of Factor VIII (FVIII)

MGX-001 is an investigational, one-time genome editing treatment designed to provide curative, life-long protection from bleeding events and joint damage in adults and children, potentially enabling a new standard of care for the treatment of hemophilia A. MGX-001 is designed to site-specifically integrate the Factor VIII (“FVIII”) gene in a “safe harbor” location within an intron of the albumin gene, leveraging the strong native albumin promoter to drive endogenous FVIII expression. MGX-001 consists of an adeno-associated virus (“AAV”) vector that delivers the promoterless FVIII gene cassette as donor DNA, and a lipid nanoparticle (“LNP”) that delivers mRNA encoding our proprietary Type V CRISPR nuclease, MG29-1, together with a guide RNA targeting the albumin gene. MGX-001 represents a departure from prior approved gene therapy for hemophilia A that relied on episomal FVIII expression.

In November 2025, we announced preclinical data from a dose range finding study of MGX-001 in non-human primates (“NHPs”), where MGX-001 demonstrated FVIII activity in the normal physiologic range, with clear dose dependency across both the AAV and LNP components. This data builds upon an earlier study, where we demonstrated durable FVIII activity over approximately 19-months. MGX-001 has also shown no detectable off-target editing in a series of orthogonal assays.

In the fourth quarter of 2025, we held a pre-IND meeting with the FDA regarding MGX-001. In October 2026, we submitted an IND to the FDA, and in November 2026, the FDA cleared our IND, allowing us to initiate our Phase 1/2 clinical trial of MGX-001 in the United States in adults with moderately severe to severe hemophilia A. We plan to conduct the INTEGR8 trial as a global study and intend to submit clinical trial applications in additional jurisdictions. The INTEGR8 trial is designed as a multi-center, open-label, single-arm, dose-escalation trial followed by dose expansion to evaluate the safety and tolerability of MGX-001 and to identify a dose that achieves target FVIII activity levels in the normal physiologic range. We plan to initiate the INTEGR8 trial in the first half of 2027 and report initial clinical data, including safety, tolerability, and FVIII functional activity data, in the second half of 2027.

We plan to present additional MGX-001 preclinical data, including the most recent efficacy and safety results, in an oral presentation (Abstract 952) at the 68th American Society of Hematology (ASH) Annual Meeting on Monday, December 14, 2026 in New Orleans.

Site-Specific Large Gene Integration for Other Protein Deficiency Diseases

We are continuing to evaluate additional disease indications which may be treated by protein replacement via gene insertion leveraging the same site-specific large gene integration at the albumin locus as used in MGX-001. In late 2025, we demonstrated the curative potential of this site-specific large gene integration in a secreted protein disorder, antithrombin III (“AT-III”) deficiency, in an in vivo study in NHPs.

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

ATM Program

In March 2025, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as the sales agent, by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. We will pay Jefferies a commission fee of up to 3.0% of the gross proceeds of any shares sold through Jefferies under the ATM Sales Agreement, and have also provided Jefferies with customary indemnification and contribution rights. As of September 30, 2026, no shares have been sold under the ATM Sales Agreement.

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

Macroeconomic Trends

Unfavorable conditions in the economy in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including, inflationary pressures, interest rate and currency rate fluctuations, increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, new laws and regulations enacted by the Trump administration, including, but not limited to, the One Big Beautiful Bill Act (the “OBBBA”), economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations, but we continue to monitor these developments closely. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, refer to the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 2, “Summary of Significant Accounting Policies” in our financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Collaboration revenue	$2,184	$8,659	$(6,475)	$3,175	$21,299	$(18,124)
Operating expenses:
Research and development	17,532	25,283	(7,751)	59,344	72,932	(13,588)
General and administrative	6,878	6,215	663	19,417	20,013	(596)
Total operating expenses	24,410	31,498	(7,088)	78,761	92,945	(14,184)
Loss from operations	(22,226)	(22,839)	613	(75,586)	(71,646)	(3,940)
Other income (expense):
Interest income	1,047	2,214	(1,167)	3,842	7,586	(3,744)
Change in fair value of long-term investments	—	—	—	—	(1,292)	1,292
Other income (expense), net	53	(2)	55	87	(80)	167
Total other income (expense), net	1,100	2,212	(1,112)	3,929	6,214	(2,285)
Net loss before provision for income taxes	(21,126)	(20,627)	(499)	(71,657)	(65,432)	(6,225)
Benefit from (provision for) income taxes	—	234	(234)	(10)	92	(102)
Net loss	$(21,126)	$(20,393)	$(733)	$(71,667)	$(65,340)	$(6,327)

Collaboration Revenue

Collaboration revenue included the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Ionis	$2,184	$8,534	$(6,350)	$3,175	$20,710	$(17,535)
Affini-T	—	125	(125)	—	564	(564)
Other	—	—	—	—	25	(25)
Total collaboration revenue	$2,184	$8,659	$(6,475)	$3,175	$21,299	$(18,124)

Collaboration revenue decreased $6.5 million for the three months ended September 30, 2026, as compared to the corresponding prior year period, due to decreases of $6.4 million in revenue related to the Ionis Agreement and $0.1 million in revenue related to the Affini-T Agreement.

Collaboration revenue decreased $18.1 million for the nine months ended September 30, 2026, as compared to the corresponding prior year period, due to decreases of $17.5 million in revenue related to the Ionis Agreement, partially due to a $2.6 million cumulative catch-up adjustment recorded during the nine months ended September 30, 2026 due to the modification of the agreement to perform new research services for one of the Wave 1 targets, and $0.6 million in revenue related to the Affini-T Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Employee-related expenses	$5,336	$7,683	$(2,347)	$17,157	$25,302	$(8,145)
Facilities and overhead costs	5,019	5,698	(679)	15,968	18,062	(2,094)
Professional services and consulting	1,463	889	574	3,047	2,476	571
Research and development supplies and services	4,904	9,808	(4,904)	20,638	23,193	(2,555)
Stock-based compensation	810	1,205	(395)	2,534	3,899	(1,365)
Total research and development expense	$17,532	$25,283	$(7,751)	$59,344	$72,932	$(13,588)

Total research and development expense decreased $7.8 million for the three months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to decreases of $4.9 million in research and development supplies and services, $2.3 million in employee-related expenses, $0.7 million in facilities and overhead costs and $0.4 million in stock-based compensation expense, partially offset by an increase of $0.6 million in professional services and consulting costs.

Total research and development expense decreased $13.6 million for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to decreases of $8.1 million in employee-related expenses, $2.6 million in research and development supplies and services, $2.1 million in facilities and overhead costs and $1.4 million in stock-based compensation expense, partially offset by an increase of $0.6 million in professional services and consulting costs.

General and Administrative Expenses

Total general and administrative expense increased $0.7 million for the three months ended September 30, 2026, as compared to the corresponding prior year period, primarily related to $1.2 million in litigation settlement expense, net, and an increase of $0.4 million in professional services and consulting costs, partially offset by a decrease of $0.8 million in stock-based compensation expense.

Total general and administrative expense decreased $0.6 million for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily related to decreases of $1.2 million in stock-based compensation expense and $0.9 million in employee-related expenses, partially offset by $1.2 million in litigation settlement expense, net, and an increase of $0.4 million in professional services and consulting costs.

Total Other Income (Expense), Net

Total other income (expense), net decreased $1.1 million for the three months ended September 30, 2026, as compared to the corresponding prior year period, primarily related to a decrease of $1.2 million in interest income.

Total other income (expense), net decreased $2.3 million for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily related to a decrease of $3.7 million in interest income, partially offset by a loss from the change in fair value of our long-term investment in Affini-T in the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have historically funded our operations primarily through sales of our redeemable convertible preferred units and convertible promissory notes, which generated approximately $351.7 million in aggregate gross proceeds, in addition to net proceeds of approximately $80.7 million received in February 2024 upon the closing of our initial public offering. Additionally, through September 30, 2026, we received approximately $120.0 million in upfront cash payments from collaboration and licensing agreements.

On March 17, 2025, we entered into the ATM Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock from time to time and at our sole discretion, through Jefferies as our sales agent, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act having an aggregate offering price of up to $75.0 million. As of September 30, 2026, we have not sold any shares under the ATM Sales Agreement.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and $71.7 million and $65.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $382.5 million.

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

As of September 30, 2026, we had $101.7 million in cash, cash equivalents and available-for-sale marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital.” We expect that we will require additional funding to: continue our current research development activities; develop, maintain, expand and protect our intellectual property portfolio; further develop our platform; and hire additional research, clinical and scientific personnel. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our products.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(59,771)	$(65,346)
Net cash provided by investing activities	53,316	71,163
Net cash provided by (used in) financing activities	40	(430)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,415)	$5,387

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $59.8 million and consisted primarily of our net loss of $71.7 million and changes in our net operating assets and liabilities of $2.5 million, partially offset by net non-cash charges of $14.4 million. The net change in operating assets and liabilities consisted primarily of a decrease of $4.4 million in operating lease liabilities, a decrease of $2.7 million in deferred revenue as we recognized revenue under our collaboration agreements, a decrease of $0.7 million in accounts payable due to the timing of invoices and payments and an increase of $4.6 million in prepaid expenses and other assets, primarily related to the insurance receivable recorded in connection with the litigation settlement, partially offset by an increase of $9.5 million in accrued expenses and other current liabilities primarily related to the litigation settlement. The net non-cash charges consisted primarily of $6.6 million in stock-based compensation expense, $4.1 million in non-cash lease expense, $3.8 million of depreciation expense and $0.6 million in impairment of right of use assets, partially offset by $0.7 million in accretion of discounts on available-for-sale marketable securities.

Net cash used in operating activities for the nine months ended September 30, 2025, was $65.3 million and consisted primarily of our net loss of $65.3 million and changes in our net operating assets and liabilities of $15.8 million, partially offset by net non-cash charges of $15.8 million. The net change in operating assets and liabilities consisted primarily of decreases of $18.0 million in deferred revenue as we recognized revenue under our collaboration agreements and $4.1 million in operating lease liabilities, partially offset by a decrease of $3.8 million in prepaid expenses and other current assets and an increase of $1.5 million in accrued expenses and other current liabilities. The net non-cash charges consisted primarily of $9.2 million in stock-based compensation expense, $4.0 million of depreciation expense, $3.9 million in non-cash lease expense, $1.3 million change in fair value related to our investment in Affini-T, partially offset by $2.5 million in accretion of discounts on available-for-sale marketable securities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026, was $53.3 million primarily due to net maturities of available-for-sale marketable securities of $53.4 million.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $71.2 million primarily due to net maturities of available-for-sale marketable securities of $71.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was less than $0.1 million due to proceeds from our ESPP, partially offset by payment of deferred financing costs.

Net cash used in financing activities for the nine months ended September 30, 2025, was $0.4 million due to payment of deferred financing costs.

Contractual Obligations and Commitments

Our material cash requirements include our contractual obligations for our leased office and laboratory space under three lease agreements and one vivarium lease agreement. During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of our business to our material cash requirements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $87.9 million and $78.1 million for the years ended December 31, 2025 and 2024, respectively, and for the nine months ended September 30, 2026 and 2025, our net losses were $71.7 million and $65.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $382.5 million. We have financed our operations primarily through issuing redeemable convertible preferred units and convertible promissory notes, entering into collaboration agreements, and through the IPO proceeds. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In connection with the Shelf Registration Statement, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) on March 17, 2025, pursuant to which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, through Jefferies as sales agent, by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $75.0 million. As of September 30, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement.

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

As of September 30, 2026, our cash, cash equivalents and available-for-sale marketable securities were $101.7 million. We expect that our existing cash, cash equivalents, and available-for-sale marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. In recent years, many such changes have been made, including the OBBBA, which was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

We are very early in our development efforts and have focused our research and development efforts to date on research efforts including preclinical studies. Currently, all of our programs are still in the research and lead optimization stage of development. In the fourth quarter of 2026, the FDA cleared our IND for MGX-001. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our future product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

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

There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application which would adversely affect our development and approval plans. If the FDA does not accept the data from any trial that we conduct outside the United States, we would likely need to conduct additional trials, which would be costly and time-consuming and could delay or halt our development of the applicable product candidates. Recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results.

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

Because genome editing is relatively novel, the regulatory requirements that will govern any novel genome editing product candidates we develop may continue to evolve. Only one genome editing therapy, CASGEVY, has received marketing authorization from the FDA and EC to date and, within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the EC. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. For example, in January 2024, the FDA published a final guidance document providing recommendations for human genome editing gene therapy products, and in September 2025, the FDA issued several new draft guidance documents on cell and gene therapy products. Further, in 2026, the FDA has issued several new draft guidance documents on cell and gene therapy products as well as one final guidance document concerning chemistry, manufacturing, and controls flexibilities for developing human cellular and gene therapy products for a biologics license application (“BLA”). Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products (“OTP”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC or institutional review board (“IRB”), can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some genome editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and have suspended ongoing trials, due to the FDA’s placement of clinical holds on their INDs.

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

Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our IND filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. For example, the current approach of manufacturing AAV vectors may fall short of supplying required number of doses needed for advanced stages of preclinical studies or clinical trials, and the FDA may ask us to demonstrate that we have the appropriate manufacturing processes in place to support the higher-dose group in our preclinical studies or clinical trials. In addition, any product candidates we may develop will require complicated delivery methods, each of which will introduce additional complexities in the manufacturing process.

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

Amongst publicly traded peers, there are several companies utilizing CRISPR/Cas technology, including Scribe Therapeutics, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG and Intellia Therapeutics, Inc. Several additional companies such as Precision BioSciences, Inc., and Cellectis S.A. utilize alternative nuclease-based genome editing technologies, including engineered meganucleases and transcription activator-like effector nucleases (“TALENs”). Beam Therapeutics Inc. and Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) utilize base editing technology. Prime Medicine, Inc. utilizes prime editing technology.

Amongst private companies, Tessera Therapeutics, Inc. is developing recombinase DNA and RNA gene writers. Arbor Biotechnologies, Inc. and Mammoth Biosciences, Inc. are actively searching for novel genome editing components and have reported the discovery of new DNA-cutting enzymes. Other companies such as Epicrispr Biotechnologies, Inc., nChroma Bio Inc. and Tune Therapeutics Inc. are focused on epigenetic editing. We also face competition from companies active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including ReCode Therapeutics, Inc., Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) and Beam Therapeutics Inc., among others. In addition, we face competition from public and private companies utilizing gene therapy, oligonucleotide and cell therapy approaches.

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

We incorporate artificial intelligence (“AI”) solutions into our platform, and these applications may become important in our operations over time. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy risks and cybersecurity and data provenance challenges, among other risks. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which entered into force on August 1, 2024, with most provisions having become effective on August 2, 2026, subject to exceptions. The EU’s Digital Omnibus on AI amended the AI Act in July 2026. Under the revised timetable, certain requirements for high-risk AI systems in specified use categories apply from December 2, 2027, and those for high-risk AI systems linked to specified regulated products from August 2, 2028. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of applicable requirements depends on legal and risk determinations and regulatory and judicial interpretations. Actual or perceived non-compliance could expose us to significant fines, enforcement actions or litigation. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. For example, the FDA has issued draft guidance on the use of AI to produce information or data intended to support regulatory decision-making regarding the safety, effectiveness, or quality of drugs and biological products.

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

However, there can be no assurance that we will successfully obtain such designations for any potential product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy (“RMAT”) designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a biologics license application for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification. We may also seek rare pediatric disease designation for some of our potential product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher (“PRV”) at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. The FDA is currently authorized by Congress to award rare pediatric disease priority review vouchers through September 30, 2029. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), and the ongoing efforts to modify or repeal that legislation. The ACA significantly changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented under the first and current Trump administrations, including for example changes to ACA Marketplace eligibility verification and enrollment, and additional modifications or repeal may occur.

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

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100 million of Medicare Part B spending over a 12-month period, to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE Model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over 5 performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price.

GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies, with its performance period proposed to begin in 2027. The GLOBE Model and the proposed GUARD model will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or clinical trial applications to regulatory authorities and obtain regulatory clearance to commence clinical development. In the fourth quarter of 2026, the FDA cleared our IND for MGX-001. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations.

Furthermore, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only one genome editing therapy, CASGEVY, has received marketing authorization from the FDA and European Commission to date. Within the broader genome product field, only a limited number of gene therapy products, such as uniQure N.V.’s Glybera and Abecma from Bristol Myers Squibb and bluebird bio, have received marketing authorization or regulatory approval from the European Commission or the FDA. Some of these products have taken years to register and have had to deal with significant issues in their post-marketing experience.

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

In addition, our operations may be subject to European data privacy laws, regulations and guidelines. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing of special categories of personal information (such as health data), relying on a legal basis or condition for processing personal information, where required obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal information, implementing limitations on the retention of personal information, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal information to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal information and adopt supplementary measures where required. Any inability to transfer personal information from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct clinical trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal information subject to the EU GDPR to the UK may take place without additional transfer safeguards. The UK government has confirmed that personal information transfers from the UK to the EEA may take place without additional transfer safeguards under the UK’s adequacy arrangements. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal information we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal information that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. For example, the UK Data (Use and Access) Act 2025 (“UK Act”) has amended the UK’s data protection regime, further differentiating it from the EEA data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal information and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal information. and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and the EEA. In addition, EEA Member States have adopted and are able to adopt national laws which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. This possible divergence in the future creates additional regulatory challenges and uncertainties for us. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify EU GDPR-related requirements, including the scope of personal information and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework.

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

In November 2025, we announced a new Chief Executive Officer and a strategic restructuring that included a reduction in our organizational headcount of 25%. We recognized substantially all of the charges related to the workforce reduction in the quarter ended December 31, 2025.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, our company-building efforts and establishment of a company culture will also be important to developing an innovative company in a highly-evolving area. We may not be able to succeed in these efforts to build Metagenomi Therapeutics as an attractive and exciting place to build a career or to attract and retain these types of personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We may also encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. The inability to recruit, or loss of services of, certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect to expand our research, development, delivery, manufacturing, commercialization, regulatory, and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may fail to manage our growth effectively. As of September 30, 2026, we had 107 full-time employees, of which 38 have M.D. or Ph.D. degrees. Within our workforce, 85 employees are engaged in research, development and technical operations, and 22 are engaged in business development, finance, legal, and general management and administration. In connection with the growth and advancement of our pipeline and continuing to operate as a public company, we expect to increase the scope of our operations, particularly in the areas of research and clinical development, regulatory affairs and, if any of our future product candidates receive regulatory approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

There is substantial uncertainty as to how and the extent the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all the potentially relevant prior art relating to our patent portfolio has been found. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patent portfolio, or that we were the first to file for patent protection of such inventions. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges before the USPTO or in district court in the United States, or similar proceedings in various foreign jurisdictions, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or claims in the patent portfolio being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent portfolio, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Since early 2025, the USPTO has substantially revised its policies governing discretionary denial of institution of inter partes review and post-grant review petitions, including rescinding prior guidance that limited such denials and by adopting new discretionary factors, such as the “settled expectations” doctrine associated with long standing patents. These and other related policy changes have been associated with a marked increase in the rate at which the USPTO denies institution of inter partes review and post-grant review petitions. While these developments may make it more difficult for third parties to invalidate our patents through such proceedings, they may likewise limit our own ability to rely on such mechanisms to challenge third-party patents that block our development or commercialization activities, and the discretionary denial framework remains subject to further change by the USPTO and/or possible review by the courts.

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

Competitors may seek to commercialize competitive products to our genome editing systems. In order to protect our competitive position, we may become involved in lawsuits asserting infringement of our patents, or misappropriation or other violations of other of our intellectual property rights. Litigation is expensive and time consuming and would likely divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the Patent Trial and Appeal Board, could further delay our ability to timely challenge any such patents. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing a product or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We may not have the right to control the prosecution, maintenance, enforcement or defense of patents and patent applications that we license from third parties. In such cases, we would be reliant on the licensor to take any necessary actions. We cannot be certain that such licensor would act with our best interests in mind, or in compliance with applicable laws and regulations, or that their actions would result in valid and enforceable patents. For example, it is possible that a licensor’s actions in enforcing and/or defending a patent licensed by us may be less vigorous than had we conducted them ourselves. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in Iran and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
the other factors described in this “Risk Factors” section.

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

On September 26, 2024, a class action complaint was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and certain of our current and former directors, captioned Vreeland v. Metagenomi Inc. et al., No. 5:24-cv-06765 (the “Securities Action”). The Securities Action alleges violations of Section 11 of the Securities Act against all defendants and control person violations of Section 15 against the individuals. The Securities Action alleges that the defendants made misleading statements and omitted to disclose material information concerning our collaboration with Moderna in our registration statement and final prospectus materials filed in January 2024 and February 2024. The Securities Action seeks, among other things, compensatory damages as well as costs and expenses, including attorneys’ fees and expert fees. On February 10, 2025, the court appointed Mingxi Bi as lead plaintiff, and the lead plaintiff filed an amended complaint on April 4, 2025. On May 16, 2025, all defendants filed a motion to dismiss the claims of the Securities Action. On March 24, 2026, the Court granted-in-part and denied-in-part defendants’ motion to dismiss. On May 27, 2026, the defendants answered the operative complaint. On October 21, 2026, counsel for lead plaintiff and for defendants participated in a mediation of this matter, and the parties have reached an agreement in principle to settle the class claims, subject to court approval, for $7.5 million, a significant portion of which will be funded by insurance proceeds.

The settlement remains subject to the negotiation of definitive documentation and court approval, and there can be no assurance that the settlement will be finalized or approved on the terms described, or at all. If the settlement is not finalized or approved, we may incur additional costs, and the outcome of the litigation could be more adverse to us than the agreed settlement. We may also become subject to additional securities class action lawsuits in the future. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but the commencement and/or resolution of such suits (particularly if the outcome were negative), could have a material adverse effect on our reputation, financial position, results of operations and cash flows. They could also cause a decline in the market price of our common stock.

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

Although our common stock is listed on the Nasdaq Global Select Market, an active or liquid market in our common stock may not be sustained. If a market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

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

We may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with Jefferies. As of September 30, 2026, we have not sold any shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement may cause the trading price of our common stock to decline.

As of September 30, 2026, 37,806,269 shares of our common stock were outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was also swept into receivership. The U.S. Department of Treasury, the Federal Reserve Board (the “Federal Reserve”), and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

During the quarter ended September 30, 2026, no director or “officer” of the Company, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Metagenomi Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Jian Irish
Jian Irish, Ph.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Pamela Wapnick
Pamela Wapnick, M.B.A.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)